Form 10-Q
period 1997-06-30
SCHUFF STEEL CO
filed 1997-08-14
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                              SCHUFF STEEL COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                          86-0318760
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification No.)
Organization)

            420 South 19th Avenue                                     85009
              Phoenix, Arizona                                      (Zip Code)
   (Address of Principal Executive Offices)

                                 (602) 252-7787
               Registrant's Telephone Number, Including Area Code

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No   X    *
                                      ---     ---
*This is the registrant's first required report under the Securities Exchange
 Act of 1934.

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date:

As of August 13, 1997, there were 7,000,000 shares of Common Stock, $.001 par value, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I:      Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                              1

             Condensed Consolidated Statements of Income -
             Three Months Ended June 30, 1997 and 1996 and
             Six Months Ended June 30, 1997 and 1996                          2

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and June 30, 1996                 3

             Notes to Condensed Consolidated Financial Statements             4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

Part II:     Other Information

     Item 6. Exhibits and Reports on Form 8-K                                19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30    December 31
                                                                                     1997         1996
                                                                                   ---------------------
                                                                                  (Unaudited)
                                                                                      (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $  4,718     $  7,253
   Restricted funds on deposit                                                        1,848        2,249
   Receivables, net                                                                  15,884       16,885
   Costs and recognized earnings in excess of billings on uncompleted contracts       1,821          871
   Inventory                                                                         10,151       11,311
   Prepaid expenses                                                                     588          178
   Deferred taxes                                                                       622           --
                                                                                   ---------------------
Total current assets                                                                 35,632       38,747

Property and equipment, net                                                           5,931        5,116
Intangible pension asset                                                                100          106
Other assets                                                                            100           --
                                                                                   ---------------------
                                                                                   $ 41,763     $ 43,969
                                                                                   =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  3,067     $  4,043
   Billings in excess of costs and recognized earnings on uncompleted contracts      16,938       19,623
   Accrued payroll and employee benefits                                              3,156        1,539
   Other accrued liabilities                                                          1,463          367
   Stockholder distributions payable                                                  8,037        4,555
   Income taxes payable                                                                  79           --
   Current portion of long-term debt                                                    316          144
                                                                                   ---------------------
Total current liabilities                                                            33,056       30,271

Deferred income taxes                                                                   322           --
Deferred rent expense                                                                    95           --
Accrued pension cost                                                                     64          263
Long-term debt, less current portion                                                  2,376        2,753
                                                                                   ---------------------
Total liabilities                                                                    35,913       33,287

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding
   Common stock, $.001 par value, 20,000,000 shares authorized, 5,000,000
     shares issued and outstanding                                                        5            5
   Additional paid-in capital                                                            15           15
   Unfunded pension losses                                                             (390)        (519)
   Retained earnings                                                                  6,220       11,181
                                                                                   ---------------------
Total stockholders' equity                                                            5,850       10,682
                                                                                   ---------------------
                                                                                   $ 41,763     $ 43,969
                                                                                   =====================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                       Three months ended         Six months ended
                                                             June 30                   June 30
                                                        1997         1996         1997         1996
                                                      -----------------------------------------------
                                                            (in thousands, except per share data)
Revenues                                              $ 37,177     $ 29,691     $ 62,684     $ 40,101
Cost of revenues                                        32,739       25,600       54,394       34,018
                                                      -----------------------------------------------
Gross profit                                             4,438        4,091        8,290        6,083

General and administrative expenses                      2,094        1,500        4,175        2,856
                                                      -----------------------------------------------
Operating income                                         2,344        2,591        4,115        3,227
Interest expense                                           (96)         (90)        (191)        (237)
Other income                                               172           80          219          132
                                                      -----------------------------------------------
Income before income tax benefit                         2,420        2,581        4,143        3,122
Income tax benefit                                         156           --          156
                                                      -----------------------------------------------
Net income                                            $  2,576     $  2,581     $  4,299     $  3,122
                                                      ===============================================

Pro forma, net income data:
   Net income, reported above                         $  2,576     $  2,581     $  4,299     $  3,122
   Pro forma provision for income taxes related to
     operations as S Corporation                           824        1,032        1,513        1,249
                                                      -----------------------------------------------
Pro forma net income                                  $  1,752     $  1,549     $  2,786     $  1,873
                                                      ===============================================

Pro forma net income per share                        $   0.29     $   0.26     $   0.46     $   0.31
                                                      ===============================================
Shares used in computation                               6,071        6,071        6,071        6,071
                                                      ===============================================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Six months ended June 30
                                                                          1997        1996
                                                                        ---------------------
                                                                           (In thousands)
OPERATING ACTIVITIES
Net income                                                              $  4,299     $  3,122
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                           745          601
     Gain on disposal of property and equipment                              (21)         (34)
     Deferred taxes                                                         (300)          --
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                           401           --
       Receivables                                                         2,044       (5,468)
       Costs and recognized earnings in excess of billings in
         uncompleted contracts                                              (353)         763
       Inventories                                                         1,256       (4,986)
       Prepaid expenses                                                     (318)        (534)
       Accounts payable                                                   (1,765)      (2,799)
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                            (2,691)      10,342
       Accrued payroll and employee benefits                               1,592          697
       Other accrued liabilities                                           1,032        2,973
       Income taxes payable                                                   79           --
       Deferred rent expense                                                  95           --
       Accrued pension cost                                                  (64)         (66)
                                                                        ---------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,031        4,611

INVESTING ACTIVITIES
Repayment of receivables from stockholders                                    --           18
Acquisitions of property and equipment                                      (865)      (1,062)
Proceeds from disposals of property and equipment                             40          187
Increase in other assets                                                    (100)          --
Purchase of business                                                        (427)          --
                                                                        ---------------------
           NET CASH USED IN INVESTING ACTIVITIES                          (1,352)        (857)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings           17,712       33,528
Principal payments on revolving line of credit and long-term debt        (19,148)     (35,349)
Cash distributions to stockholders                                        (5,778)      (1,709)
                                                                        ---------------------
           NET CASH USED IN FINANCING ACTIVITIES                          (7,214)      (3,530)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,535)         224
Cash and cash equivalents at beginning of period                           7,253          289
                                                                        ---------------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,718     $    513
                                                                        =====================

See notes to condensed consolidated financial statements.

                              Schuff Steel Company

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto of Schuff Steel Company for the year ended December 31, 1996 which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-26711), as declared effective by the Securities and Exchange Commissions on June 26, 1997.

2. RECEIVABLES AND CONTRACTS IN PROGRESS

Receivables consist of the following at:

                                                       June 30        December 31
                                                         1997             1996
                                                       -------------------------
                                                              (in thousands)
Contract receivables:
   Contracts in progress                               $10,331           $11,566
   Unbilled retentions                                   5,474             5,112
                                                       -------------------------
                                                        15,805            16,678
Notes receivable                                            33                65
Other receivables                                           46               142
                                                       -------------------------
                                                       $15,884           $16,885
                                                       =========================

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited)(continued)


3. INVENTORIES

Inventories consist of the following at:

                                                      June 30          December 31
                                                        1997              1996
                                                      --------------------------
                                                            (in thousands)
Raw materials                                         $ 1,490            $   665
Fabrication in process                                  8,066             10,032
Finished goods                                            595                614
                                                      -------            -------
                                                      $10,151            $11,311
                                                      =======            =======

4. NET INCOME PER SHARE

Pro forma net income per share consists of the Company's historical net income as an S Corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C Corporation. This amount is divided by the weighted average shares of common stock outstanding after giving retroactive effect to the stock split described in Note 6, and increased to reflect the assumed issuance of sufficient additional shares to pay a $7 million distribution to shareholders from the Company's initial public offering proceeds. All such additional shares are assumed to be issued at the offering price of $8.00 per share, net of offering expenses.

5. INCOME TAXES

On June 26, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. Upon revocation of the S Corporation election, the Company recorded a $300,000 credit to income as a deferred tax benefit. Prior to its termination as an S Corporation, the Company declared an additional distribution of $7.0 million to its then current stockholders. The Company's retained earnings represent undistributed S Corporation earnings of approximately $3,100,000 and certain C Corporation earnings prior to the Company's election of subchapter S Corporation status in 1987. C Corporation earnings from June 26, 1997 to June 30, 1997, other than $359,000 with respect to its subsidiary, B&K Steel Fabrications, Inc. (B&K Steel), which is taxed as a C Corporation, were not significant to the operations of the Company.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)


5. INCOME TAXES (CONTINUED)

Pro forma net income reflects the provision for income taxes that would have been recorded had all of the Company's income been subject to income taxes as a C Corporation for all periods assuming an effective tax rate of 40 percent.

The Company provides for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Deferred tax assets and liabilities are comprised of the following at June 30, 1997:

                                                                  (in thousands)
Deferred tax assets:
   Vacation accrual                                                    $209
   Deferred compensation accrual                                        212
   Revenue recognition on contracts in progress                         134
   Other                                                                107
                                                                       ----
                                                                        662
Deferred tax liabilities:
   Pension accrual                                                      136
   Other                                                                226
                                                                       ----
                                                                        362
                                                                       ----
Net deferred tax assets                                                $300
                                                                       ====

Significant components of the income tax benefit for the three and six month periods ended June 30, 1997 are as follows:

                                                  Three Months      Six Months Ended
                                                  Ended June 30         June 30
                                                      1997                1997
                                                  ----------------------------------
                                                            (in thousands)
Current:
   Federal                                            $ 122               $ 122
   State                                                 22                  22
                                                      -----               -----
                                                        144                 144
Deferred:
   Federal                                             (255)               (255)
   State                                                (45)                (45)
                                                      -----               -----
                                                       (300)               (300)
                                                      -----               -----
                                                      $(156)              $(156)
                                                      =====               =====

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)



5. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is as follows:

                                                  Three months ended       Six months ended
                                                     June 30, 1997          June 30, 1997
                                                  Actual    Pro forma    Actual     Pro forma
                                                 -------------------------------------------
                                                                (in thousands)
Tax at U.S. federal statutory rates              $   823     $   823     $ 1,409     $ 1,409
State income taxes net of federal tax benefit        145         145         248         248
S Corporation termination                           (300)       (300)       (300)       (300)
Tax attributable to S Corporation portion of
   earnings                                         (824)         --      (1,513)         --
                                                 -------------------------------------------
                                                 $  (156)    $   668     $  (156)    $ 1,357
                                                 ===========================================

6. SHAREHOLDERS' EQUITY

On May 8, 1997, the Company effected a 50,000 for one common stock split. Accordingly, all shares of common stock have been restated in the financial statements to reflect the effect of this stock split. At the same time, the Company also reincorporated in Delaware and changed its authorized shares and classes of stock. The information set forth in the condensed consolidated financial statements reflect the authorized shares after having given effect to the reincorporation.

On June 26, 1997, the Company's Registration Statement on Form S-1 (Registration No. 333-26711) was declared effective by the Securities and Exchange Commission. On July 7, 1997, the Company sold 2,000,000 common shares pursuant to the registration statement, increasing the total shares outstanding to 7,000,000. The Company received net proceeds from the sale of approximately $14,200,000, of which approximately $7,000,000 will be used to fund S Corporation distributions payable to stockholders of record of the Company immediately prior to the effective date of the Form S-1.

7. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1996

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)



7. CONTINGENT MATTERS (CONTINUED)

or June 30, 1997 for which the eventual outcome would have a material adverse impact on the Company.

During 1996, the primary contractor on the Company's largest contract claimed that the Company was liable under delay provisions and is seeking damages. While the Company believes that the reasons for the delay should preclude any liability, the Company has reduced expected revenues by approximately $900,000 due to this uncertainty.

During 1996, the Company was named as a defendant in a lawsuit relating to an incident at one of its worksites whereby one of its employees was killed in a crane accident. The Company believes the loss, if any, relating to the incident will be fully insured and does not expect the ultimate outcome of the matter to have a material adverse impact on its financial position.

Relating to the incident set forth in the prior paragraph, the Company has been named as a defendant in a lawsuit brought by the crane operator who claims he was assaulted by employees of the Company after the incident. The Company's insurance carrier has declined coverage. However, management does not expect the amount of loss, if any, relating to the ultimate resolution of this matter to have a material adverse impact on its financial position, regardless of whether or not the insurance carrier ultimately provides coverage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-26711), as declared effective by the Securities and Exchange Commission on June 26, 1997.

Results of Operations

Revenues increased by 25.2 percent to $37.1 million for the three months ended June 30, 1997 from $29.7 million for the three months ended June 30, 1996. Revenues increased by 56.3 percent to $62.7 million for the six months ended June 30, 1997 from $40.1 million for the six months ended June 30, 1996. The increases were attributable primarily to a greater number of large individual contracts in 1997 as compared to 1996 and to lower revenue quarters in 1996 due to the Company being in the early stages of large contracts for which revenue recognition had not begun. The revenues for the three and six month periods ended June 30, 1997 also included $2.9 million and $4.5 million of revenues, respectively, of B&K Steel following its acquisition by the Company on January 31, 1997. The average revenues for the Company's ten largest revenue generating projects in the three and six month periods ended June 30, 1997 were $3.0 million and $4.5 million, respectively, versus $2.7 million and $3.3 million in the three and six month periods ended June 30, 1996, respectively. One contract, relating to Bank One Ballpark, produced revenues of $8.0 million and $11.6 million for the three and six month periods ended June 30, 1997, respectively.

Gross profit increased by 8.5 percent to $4.4 million for the three month period ended June 30, 1997 from $4.1 million for the three month period ended June 30, 1996. Gross profit increased 36.3 percent to $8.3 million for the six month period ended June 30, 1997 from $6.1 million for the six month period ended June 30, 1996. The increase for the six month period ended June 30, 1997 was primarily attributable to a 56.3 percent increase in revenues. As a percentage of revenues, gross profit declined to 11.9 percent and 13.2 percent for the three and six month periods ended June 30, 1997, respectively, from 13.8 percent and 15.2 percent for the three and six month periods ended June 30, 1996. The decrease in margins during the three months ended June 30,1997 was primarily attributable to above average 1996 margins. With respect to the six months ended June 30, 1997, the Company had lower margins due principally to a change in estimated costs on its largest contract primarily as a result of increased costs of certain subcontracted activities for which the Company will not be reimbursed.

General and administrative expenses increased by 39.7 percent to $2.1 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. General and administrative expenses increased by 46.2 percent to $4.2 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996. General and administrative expenses as a percentage of revenues decreased to 6.7 percent for the six months ended June 30, 1997 from 7.1 percent for the six months ended June 30, 1996 due to the 56.3 percent increase in revenues and a less than proporationate increase in general and administrative expenses required to support the increase in revenues. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services, none of which increased in proportion to the increase in revenues, primarily because the Company's higher average contracts during the period did not require proportionately higher general and administrative expenses. General and administrative expenses increased from 5.6 percent of revenues for the three months ended June 30, 1997 to 6.7 percent for the six months ended June 30, 1997 due to increased administrative costs associated with the B&K Steel acquisition, which has higher general and administrative costs as a percentage of revenues, and to increased lease expenses due to contractual increases and assumption of additional space.

Interest expense decreased by 19.4 percent to $191,000 for the six months ended June 30, 1997 from $237,000 for the six months ended June 30, 1996. The decrease was attributable to the lower average line of credit borrowings, which was made possible by the Company's ability to increase its billings in excess of costs and recognized earnings on uncompleted contracts.

Other income increased 113.6 percent to $172,000 for the three month period ended June 30, 1997 from $80,000 for the three month period ended June 30, 1996. Other income increased 65.9 percent to $219,000 for the six month period ended June 30, 1997 from $132,000 for the six month period ended June 30, 1996. The increase in other income was primarily attributable to earnings on funds invested.

Income tax benefit for the three and six month periods ended June 30, 1997 was $156,000 which consisted of a $300,000 credit to deferred taxes generated upon the revocation of the Company's S Corporation status on June 26, 1997 and a $144,000 tax expense related to taxable earnings of B&K Steel, a C Corporation, from the date of acquisition at January 31, 1997.

Backlog decreased 18.8 percent to $53.2 million at June 30, 1997 from $65.6 million at March 31, 1997. Backlog decreased 45.9 percent from June 30, 1997 compared to $98.5 million at June 30, 1996. Backlog at June 30, 1996 was unusually high due to the receipt of five contracts, each in excess of $10.0 million, during the fourth quarter of 1995 and the first quarter of 1996. These contracts produced backlog totaling $72.5 million at June 30, 1996, $42.8 million of which was attributable to the first and second phases of the Bank One Ballpark project. Backlog at June 30, 1997 included $20.0 million relating to the second and third phases of the Bank One Ballpark project. The Company's backlog at June 30, 1997 also reflected approximately $9.8 million attributable to six projects for one customer in Las Vegas, Nevada.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects. Based upon its current backlog and project schedules, the Company anticipates that revenues and pre-tax income for the third quarter of 1997 may be lower than recorded for the same period of 1996.

Liquidity and Capital Resources

The Company completed an initial public offering of 2,000,000 shares of common stock on July 7, 1997. The offering yielded $14.2 million in proceeds net of underwriting discounts and other costs. The Company plans to use such proceeds to fund $7.0 million in S Corporation distributions (out of a total of $8.0 million accrued at June 30, 1997), to purchase $2.5 million in specialized fabrication equipment, with the balance to fund general corporate purposes including the acquisition of businesses complimentary to the Company's business and growth strategy.

In the ordinary course of its business, the Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At June 30, 1997, the Company had no borrowings under its line of credit due in large part to its billings in excess of costs and recognized earnings on uncompleted contracts of $16.9 million. At such date, the Company had working capital of approximately $2.6 million. The Company believes that it has sufficient liquidity through its present resources, including the net proceeds of its initial public offering, and its bank credit facility to meet its near term financial needs.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $6.0 million and $4.6 million for the six months ended June 30, 1997 and 1996, respectively, and $14.4 million for the year ended December 31, 1996. For the six months ended June 30, 1997, operating cash flows were greater than net income due to lowered working capital requirements. For the six months ended June 30, 1996, operating cash flows were greater than net income due to favorable billings relating to contracts in process. Favorable billings also positively impacted operating cash flows for 1996. Investing activities required $1.4 million and $857,000 for the six months ended June 30, 1997 and 1996, respectively, and $2.3 million during the year ended December 31, 1996, substantially all of which were related to purchases of property and equipment and the cash portion of the acquisition of B&K Steel. Financing activities consumed $7.2 million and $3.5 million for the six months ended June 30, 1997 and 1996, respectively, and $5.1 million for the year ended December 31, 1996, and were related primarily to repayments of long-term debt and line of credit balances. Also included in financing activities were distributions to stockholders for income taxes related to the operations of the business and other stockholder distributions. These distributions totaled $5.8 million and $1.8 million for the six months ended June 30, 1997 and 1996, respectively, and $2.3 million for the year ended December 31, 1996. Other than remaining S Corporation distributions, the Company does not anticipate paying any future dividends.

The Company maintains a $10.0 million credit facility with a commercial bank that is subject to renewal on June 30, 1999 and is collateralized by contract receivables, equipment and inventory. The Company's credit facility requires that the Company maintain minimum tangible net worth of $19.0 million, minimum owners equity (the sum of capital, capital surplus and retained earnings divided by total assets) of 33 percent at June 30 and September 30, 1997, and 40 percent at December 31, 1997 and thereafter, a minimum current ratio of 1.25 to 1.00, and a minimum debt coverage ratio of 1.5 to 1.0 (net profit after tax plus depreciation and amortization plus or less changes in deferred taxes divided by long-term debt including prior period current maturities). The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the Company's lender. Under this facility, the Company may borrow an amount equal to the greater of a) 75 percent of qualified contract receivables up to a maximum of $10.0 million, or b) a maximum of $5.0 million based on the greater of (i) 50 percent of the net book value of fixed assets or (ii) 75 percent of the fair market value of fixed assets. The Company's ability to borrow is also subject to, among other restrictions, billings in excess of recognized earnings on uncompleted contracts. At June 30, 1997, there was $3.0 million credit available under the line for future borrowings. The Company is seeking to modify its credit facility to increase the amounts available.

The Company has two other long-term debt commitments that are related to its property and equipment. One is a subordinated note payable to a limited partnership comprised of the Company's present stockholders and certain of their family members, which requires monthly payments of $12,037 plus interest and matures in 1999. The balance on this loan was approximately $1.9 million at June 30, 1997. The other long-term debt of the Company consists of two notes in the aggregate principal amount of $796,250 incurred as part of the consideration for the B&K Steel acquisition. Such notes are payable in five equal annual installments ending in 2002.

The Company estimates that its capital expenditures for 1997 will be approximately $2.5 million of which approximately $865,000 had been expended as of June 30, 1997. The Company estimates that its available funds, cash generated by operating activities and funds available under its bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share," issued by the Financial Accounting Standards Board in February 1997, is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in pro forma primary earnings per share for the year ended December 31, 1996 of $0.19 and the three and six month periods ended June 30, 1997 of $0.05 and $0.09, respectively. The impact of FAS 128 on the calculation of fully diluted pro forma earnings per share for these periods is not expected to be material.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, and capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, plans relating to products or services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth below under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

Factors That May Affect Future Operating Results and Financial Condition.

The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company's future operating results, financial condition, and the market price of its Common Stock.

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations as a result of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, the Company's failure to timely replace projects that have been completed or are nearing completion, or declines in the amount of the Company's billings in excess of costs and recognized earnings on uncompleted projects. Any of these factors could result in the periodic inefficient or underutilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

Large Fixed Price Contracts

A substantial portion of the Company's backlog consists of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

Dependence On Construction Industry

The Company earns virtually all of its revenues in the building construction industry, which is subject to local, regional and national economic cycles. The Company's revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity declines significantly in the Company's principal markets, the Company's business, financial condition and results of operations would be adversely affected.

Dependence On Subcontractors

The Company routinely relies on subcontractors to perform a significant portion of its fabrication and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. With respect to these projects, the Company's success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company's ability to complete these projects in a timely and cost effective manner.

Union Contracts

The Company currently is a party to a number of collective bargaining agreements with various unions representing the Company's fabrication and erection employees. These contracts expire or are subject to expiration at various times in the future. The inability of the Company to renew such contracts could result in work stoppages and other labor disturbances, which could disrupt the Company's business and adversely affect the Company's results of operations.

Percentage Of Completion Accounting

The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based on the ratio that costs incurred to date bear to the total estimated costs to complete the project. Estimated losses on contracts are recognized in full when the Company determines that a loss will be incurred. The Company frequently reviews and revises revenues and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, the Company would recognize a charge against operating results, which could have a material adverse effect on the Company's results of operations for the applicable period.

Geographic Concentration

The Company's fabrication and erection operations currently are conducted primarily in Arizona and Nevada, states in which the construction industry has experienced substantial growth during recent years. Because of this concentration, future construction activity and the Company's business may be adversely affected in the event of a downturn in economic conditions existing in Arizona and Nevada and in the southwestern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

Variations In Backlog

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog would decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog.

Operating Risks; Litigation

Construction and heavy steel plate weldments involve a high degree of operational risk. Natural disasters, adverse weather conditions, design, fabrication and erection errors and work environment accidents can cause death or personal injury, property damage and suspension of operations. The occurrence of any of these events could result in loss of revenues, increased costs, and liability to third parties. The Company is subject to litigation claims in the ordinary course of business, including lawsuits asserting substantial claims.

Currently, the Company does not maintain any material reserves for its ongoing litigation, and expenses substantially all litigation costs as incurred. The Company periodically reviews the need to maintain litigation reserves. The Company maintains risk management, insurance, and safety programs intended to prevent or mitigate losses. There can be no assurance that any of these programs will be adequate or that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable.

Risks Of International Operations

The Company currently is expanding into international markets. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains.

Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. Some of the Company's competitors have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company's competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

Substantial Liquidity Requirements

The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds and, in selected cases, letters of credit, to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive project payments in the early stages of a project, the Company's cash flow would be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations.

No Assurance Of Successful Acquisitions

The Company intends to consider acquisitions of and alliances with other companies in its industry that could complement the Company's business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, which could increase the Company's operating expenses.

Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as diverting attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel

The Company's success depends on the continued services of the Company's senior management and key employees as well as the Company's ability to attract additional members to its management team with experience in the steel fabrication and erection industry. Although the Company has implemented a stock option plan designed to retain key management and other employees, and believes that it offers competitive compensation to such personnel, the Company is not a party to any employment agreements with its management personnel or other key employees. The unexpected loss of the services of any of the Company's management or other key personnel, or its inability to attract new management when necessary, could have a material adverse effect upon the Company.

Potential Environmental Liability

The Company's operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect the Company. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located.

Although the Company has not incurred any material environmental related liability in the past and believes that it is in material compliance with environmental laws, there can be no assurance that the Company, or entities for which it may be responsible, will not incur such liability in connection with the investigation and remediation of facilities it currently operates (or formerly owned or operated) or other locations in a manner that could materially and adversely affect the Company.

Governmental Regulation

Many aspects of the Company's operations are subject to governmental regulations in the United States and in other countries in which the Company operates, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, the Company is subject to licensure and holds or has applied for licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. Although the Company believes that it is in material compliance with applicable laws and permitting requirements, there can be no assurance that it will be able to maintain this status. Further, the Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

Possible Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock could also be subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors.


                             Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

               Exhibit
               Number                               Description of Exhibit
               ------                               ----------------------

               10.1(a)           Modification Agreement dated June 30, 1997 between the Company and Bank One,
                                 Arizona, NA

               10.1(b)           Continuing Guaranty dated June 30, 1997 between B&K Steel Fabrications, Inc. and
                                 Bank One, Arizona, NA

               10.1(c)           Subordination of Lien Rights between 19th Avenue/Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th
                                 Avenue, Phoenix, Arizona

               10.1(d)           Subordination of Lien Rights between 19th Avenue/Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 1833-1841 W.
                                 Buchanan Street, Phoenix, Arizona

               10.1(e)           Subordination of Lien Rights between 19th Avenue/Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 N. Cooper
                                 Road, Gilbert, Arizona

               10.1(f)           Subordination Agreement dated June 30, 1997 between 19th Avenue/Buchanan Limited
                                 Partnership, the Company and Bank One, Arizona, NA

               11                Statement Regarding Computation of Earnings Per Share

               27                Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCHUFF STEEL COMPANY

Date: August 14, 1997               By: /s/ Kenneth F. Zylstra
                                       ---------------------------
                                       Kenneth F. Zylstra
                                       Vice President and Chief Financial
                                         Officer
                                       (Principal Financial Officer
                                         and Duly Authorized Officer)