Form 10-Q
period 1997-09-30
SCHUFF STEEL CO
filed 1997-11-14
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
(State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
 Organization)                                          Identification No.)


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

                                    Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of November 13, 1997, there were 7,000,000 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                                               Page

Part I:           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets  -
                  September 30, 1997 and December 31, 1996                                                       1

                  Condensed Consolidated Statements of Income  -
                  Three Months Ended September 30, 1997 and 1996 and
                  Nine Months Ended September 30, 1997 and 1996                                                  2

                  Condensed Consolidated Statements of Cash Flows  -
                  Nine Months Ended September 30, 1997 and 1996                                                  3

                  Notes to Condensed Consolidated Financial Statements                                           4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                           10

Part II:          Other Information

     Item 2.      Changes in Securities and Use of Proceeds                                                     20

     Item 6.      Exhibits and Reports on Form
8-K                                                                                                             21

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30   December 31
                                                                            1997          1996
                                                                          ----------------------
                                                                          (Unaudited)
                                                                              (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  6,454      $  7,253
   Restricted funds on deposit                                               2,005         2,249
   Receivables, net                                                         20,425        16,885
   Costs and recognized earnings in excess of billings on
     uncompleted contracts                                                   1,560           871
   Inventories                                                               7,410        11,311
   Prepaid expenses                                                            876           178
   Deferred taxes                                                              408             -
                                                                          ----------------------
Total current assets                                                        39,138        38,747

Property and equipment, net                                                  6,023         5,116
Intangible pension asset                                                        95           106
Other assets                                                                   100             -
                                                                          ----------------------
                                                                          $ 45,356      $ 43,969
                                                                          ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $  1,636      $  4,043
   Billings in excess of costs and recognized earnings on
     uncompleted contracts                                                  13,060        19,623
     contracts
   Accrued payroll and employee benefits                                     2,086         1,539
   Other accrued liabilities                                                 1,470           367
   Stockholder distributions payable                                           630         4,555
   Income taxes payable                                                      1,213             -
   Current portion of long-term debt                                           304           144
                                                                          ----------------------
Total current liabilities                                                   20,399        30,271

Deferred income taxes                                                          294             -
Deferred rent expense                                                          166             -
Accrued pension cost                                                             -           263
Long-term debt, less current portion                                         2,324         2,753
                                                                          ----------------------
Total liabilities                                                           23,183        33,287

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value - 1,000,000 shares authorized; no shares issued and outstanding
   Common stock, $.001 par value - 20,000,000 shares authorized;
     7,000,000 shares issued and outstanding                                     7             5
   Additional paid-in capital                                               14,013            15
   Unfunded pension losses                                                    (229)         (519)
   Retained earnings                                                         8,382        11,181
                                                                          ----------------------
Total stockholders' equity                                                  22,173        10,682
                                                                          ----------------------
                                                                          $ 45,356      $ 43,969
                                                                          ======================



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three months ended         Nine months ended
                                                             September 30                September 30
                                                          1997         1996          1997          1996
                                                       --------------------------------------------------
                                                                 (in thousands, except per share data)

Revenues                                               $ 35,439      $ 38,861      $ 98,123      $ 78,962
Cost of revenues                                         29,574        32,976        83,968        66,994
                                                       --------      --------      --------      --------
Gross profit                                              5,865         5,885        14,155        11,968

General and administrative expenses                       2,281         1,749         6,457         4,605
                                                       --------      --------      --------      --------
Operating income                                          3,584         4,136         7,698         7,363
Interest expense                                            (72)         (100)         (263)         (337)
Other income                                                146            75           414           207
                                                       --------      --------      --------      --------
Income before income tax expense                          3,658         4,111         7,849         7,233
Income tax expense                                        1,496             -         1,387             -
                                                       --------      --------      --------      --------
Net income                                             $  2,162      $  4,111      $  6,462      $  7,233
                                                       ========      ========      ========      ========

Pro forma, net income data:
   Net income, reported above                          $  2,162      $  4,111      $  6,462      $  7,233
   Pro forma provision for income taxes related to
     operations as S Corporation                              -         1,644         1,513         2,893
                                                       --------      --------      --------      --------
Pro forma net income                                   $  2,162      $  2,467      $  4,949      $  4,340
                                                       ========      ========      ========      ========

Pro forma net income per share                         $   0.31      $   0.41      $   0.77      $   0.71
                                                       ========      ========      ========      ========

Shares used in computation                                7,077         6,071         6,392         6,071
                                                       ========      ========      ========      ========



See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      Nine months ended September 30
                                                                           1997          1996
                                                                         ----------------------
                                                                             (In thousands)
OPERATING ACTIVITIES
Net income                                                               $  6,462      $  7,233
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          1,125           914
     Gain on disposal of property and equipment                               (21)          (34)
     Deferred taxes                                                          (114)            -
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                            244        (1,190)
       Receivables                                                         (2,497)       (9,041)
       Costs and recognized earnings in excess of billings in
         uncompleted contracts                                                (91)         (167)
       Inventories                                                          3,997           381
       Prepaid expenses                                                      (606)           70
       Accounts payable                                                    (3,196)       (3,038)
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                             (6,570)       11,631
       Accrued payroll and employee benefits                                  522           849
       Other accrued liabilities                                            1,041         1,671
       Income taxes payable                                                 1,213             -
       Deferred rent expense                                                  166             -
       Accrued pension cost                                                    38          (104)
                                                                         ----------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,713         9,175

INVESTING ACTIVITIES
Repayment of receivables from stockholders                                      -            18
Acquisitions of property and equipment                                     (1,338)       (2,183)
Proceeds from disposals of property and equipment                              40           187
Increase in other assets                                                     (100)            -
Purchase of business                                                         (427)            -
                                                                         ----------------------
           NET CASH USED IN INVESTING ACTIVITIES                           (1,825)       (1,978)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings            17,777        33,565
Principal payments on revolving line of credit and long-term debt         (19,279)      (35,461)
Proceeds from issuance of common stock, net                                14,000             -
Cash distributions to stockholders                                        (13,185)       (2,093)
                                                                         ----------------------
           NET CASH USED IN FINANCING ACTIVITIES                             (687)       (3,989)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (799)        3,208
Cash and cash equivalents at beginning of period                            7,253           289
                                                                         ----------------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  6,454      $  3,497
                                                                         ======================


See notes to condensed consolidated financial statements.

                              Schuff Steel Company

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1997




1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto of Schuff Steel Company for the year ended December 31, 1996 which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-26711), as declared effective by the Securities and Exchange Commission on June 26, 1997.

2. RECEIVABLES

Receivables consist of the following at:

                                                   September 30        December 31
                                                       1997               1996
                                                 -----------------------------------
                                                            (in thousands)
         Contract receivables:
            Contracts in progress                    $14,760              $11,566
            Unbilled retentions                        5,572                5,112
                                                 -----------------------------------
                                                      20,332               16,678
         Notes receivable                                 25                   65
         Other receivables                                68                  142
                                                 -----------------------------------
                                                     $20,425              $16,885
                                                 ===================================

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)





3. INVENTORIES

Inventories consist of the following at:

                                     September 30     December 31
                                       1997              1996
                                    -----------------------------
                                           (in thousands)

         Raw materials               $  1,768         $     665
         Fabrication in process         5,124            10,032
         Finished goods                   518               614
                                    -----------------------------
                                     $  7,410           $11,311
                                    =============================


4. NET INCOME PER SHARE

Pro forma net income per share consists of the Company's historical net income as an S Corporation, adjusted for additional income taxes that would have been recorded had the Company operated as a C Corporation. This amount is divided by the weighted average shares of common stock outstanding after giving retroactive effect to the stock split described in Note 6, and increased to reflect the assumed issuance of sufficient additional shares to pay a $7.0 million distribution to shareholders from the Company's initial public offering proceeds. All such additional shares are assumed to be issued at the offering price of $8.00 per share, net of offering expenses.

Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share," issued by the Financial Accounting Standards Board in February 1997, is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in pro forma primary earnings per share for the year ended December 31, 1996 of $0.19 and the three and nine month periods ended September 30, 1997 of $0.00 and $0.11, respectively. The impact of FAS 128 on the calculation of fully diluted pro forma earnings per share for these periods is not expected to be material.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)



5. INCOME TAXES

For the three and nine month periods ended September 30, 1996, the financial statements of the Company do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the stockholders under the S Corporation elections.

On June 26, 1997, the Company's stockholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. Upon revocation of the S Corporation election, the Company recorded a $300,000 credit to income as a deferred tax benefit. Prior to its termination as an S Corporation, the Company declared a distribution of $7.0 million to its then current stockholders. The Company's retained earnings includes the current period earnings, undistributed S Corporation earnings of approximately $3,100,000 and certain C Corporation earnings prior to the Company's election of subchapter S Corporation status in 1987.

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

Deferred tax assets and liabilities are comprised of the following at September 30, 1997:

                                                            (in thousands)
         Deferred tax assets:
            Vacation accrual                                     $209
            Revenue recognition on contracts in progress          134
            Deferred rent expense                                  28
            Other                                                 106
                                                            ------------
                                                                  477
         Deferred tax liabilities:
            Pension accrual                                       135
            Other                                                 228
                                                            ------------
                                                                  363
                                                            ------------
         Net deferred tax assets                                 $114
                                                            ============

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)



5. INCOME TAXES (CONTINUED)

Significant components of the income tax expense for the three and nine month periods ended September 30, 1997 are as follows:


                                     Three Months     Nine Months Ended
                                        Ended            September 30
                                   September 30 1997         1997
                                 --------------------------------------
                                              (in thousands)
         Current:
            Federal                      $1,114              $1,276
            State                           197                 225
                                 --------------------------------------
                                          1,311               1,501
         Deferred:
            Federal                         157                 (97)
            State                            28                 (17)
                                 --------------------------------------
                                            185                (114)
                                 --------------------------------------
                                         $1,496              $1,387
                                 ======================================


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is as follows:

                                                   Three months ended      Nine months ended
                                                   September 30, 1997      September 30, 1997
                                                  Actual     Pro forma     Actual    Pro forma
                                                  --------------------------------------------
                                                              (in thousands)

Tax at U.S. federal statutory rates               $ 1,244     $ 1,244     $ 2,669      $ 2,669
State income taxes net of federal tax benefit         252         252         531          531
S Corporation termination                               -           -        (300)        (300)
Tax attributable to S Corporation portion of
   earnings                                             -           -      (1,513)           -
                                                  -------     -------     -------      -------
                                                  $ 1,496     $ 1,496     $ 1,387      $ 2,900
                                                  =======     =======     =======      =======

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                        Statements (Unaudited)(continued)



6. STOCKHOLDERS' EQUITY

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

On June 26, 1997, the Company's Registration Statement on Form S-1 (Registration No. 333-26711) was declared effective by the Securities and Exchange Commission. On July 1, 1997, the Company sold 2,000,000 common shares pursuant to the registration statement, increasing the total shares outstanding to 7,000,000. The Company received net proceeds from the sale of approximately $14,000,000 of which approximately $7,000,000 was used to fund S Corporation distributions payable to stockholders of record of the Company immediately prior to the effective date of the Form S-1.

7. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1996 or September 30, 1997 for which the eventual outcome would have a material adverse impact on the Company.

During 1996, the primary contractor on the Company's largest contract claimed that the Company was liable under delay provisions and is seeking damages. While the Company believes that the reasons for the delay should preclude any liability, the Company has recorded reserves which they believe will adequately provide for any liability due to this uncertainty.

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

Results of Operations

Revenues decreased by 8.8 percent to $35.4 million for the three months ended September 30, 1997 from $38.9 million for the three months ended September 30, 1996. The decrease in the three month period of 1997 revenues was largely attributable to the third quarter of 1996 being the largest revenue quarter in the Company's largely history. Revenues increased by 24.3 percent to $98.1 million for the nine months ended September 30, 1997 from $79.0 million for the nine months ended September 30, 1996. The increase in the nine month period revenues was attributable primarily to a greater number of large individual contracts in 1997 as compared to 1996 and to lower revenue quarters in 1996 due to the Company being in the early stages of large contracts for which revenue recognition had not begun. The revenues for the three and nine month periods ended September 30, 1997 also included $3.7 million and $8.2 million of revenues, respectively, of B&K Steel following its acquisition by the Company on January 31, 1997. The average revenues for the Company's ten largest revenue generating projects in the three and nine month periods ended September 30, 1997 were $2.7 million and $6.7 million, respectively, versus $3.4 million and $5.9 million in the three and nine month periods ended September 30, 1996, respectively. One contract, relating to Bank One Ballpark, produced revenues of $6.6 million and $19.1 million for the three and nine month periods ended September 30, 1997, respectively.

Gross profit was $5.9 million for the three month periods ended September 30, 1997 and 1996. Gross profit increased 18.3 percent to $14.2 million for the nine month period ended September 30, 1997 from $12.0 million for the nine month period ended September 30, 1996. The increase for the nine month period ended September 30, 1997 was primarily attributable to a 24.3 percent increase in revenues. As a percentage of revenues, gross profit was 16.6 percent and 14.5 percent for the three and nine month periods ended June 30, 1997, respectively, and 15.2 percent for the three and nine month periods ended September 30, 1996. The increase in gross profit as a percentage of revenues during the three month period ended September 30, 1997 was primarily attributable to an increase of revenues of approximately $300,000 which is the result of successful claims for additional revenues from a contract for a project in California, and an increase in revenues of approximately $500,000 which is the result of management negotiations on the Company's largest contract to mitigate certain potential delay provision liabilities which the Company had previously allowed for by the reduction of expected revenues.

General and administrative expenses increased by 30.5 percent to $2.3 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. General and administrative expenses increased by 40.2 percent to $6.5 million for the nine months ended September 30, 1997 from $4.6 million for the nine months ended September 30, 1996. General and administrative expenses as a percentage of revenues increased to 6.5 percent for the three months ended September 30, 1997 from 4.5 percent for the three months ended September 30, 1996. General and administrative expenses as a percentage of revenues increased to 6.6 percent for the nine months ended September 30, 1997 from 5.9 percent for the nine months ended September 30, 1996. The increases were due primarily to increased administrative costs associated with the acquisition of B&K Steel which has higher general and administrative costs as a percentage of revenues than the Company and to increased lease expenses due to contractual increases and assumption of additional space. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services, none of which increased in proportion to the increase in revenues, primarily because the Company's higher average contracts during the period did not require proportionately higher general and administrative expenses.

Interest expense decreased by 22.0 percent to $263,000 for the nine months ended September 30, 1997 from $337,000 for the nine months ended September 30, 1996. The decrease was attributable to the lower average line of credit borrowings, which was made possible by the Company's ability to increase its billings in excess of costs and recognized earnings on uncompleted contracts, and the remaining proceeds generated from the initial public offering.

Other income increased 94.7 percent to $146,000 for the three month period ended September 30, 1997 from $75,000 for the three month period ended September 30, 1996. Other income increased 100.0 percent to $414,000 for the nine month period ended September 30, 1997 from $207,000 for the nine month period ended September 30, 1996. The increases in other income was primarily attributable to earnings on funds invested.

Income tax expense for the three month period ended September 30, 1997 was $1.5 million which approximates a 40 percent effective tax rate. Income tax expense for the nine month period ended September 30, 1997 was $1.4 million which represents a 40 percent effective tax rate on earnings of the Company from the date of its S Corporation status termination on June 26, 1997 offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company's S Corporation status.

Backlog increased 45.2 percent to $77.2 million at September 30, 1997 from $53.2 million at June 30, 1997. Backlog at September 30, 1997 increased due to a greater number of individual contracts at September 30, 1997 and to the receipt of a $17.4 million contract and a $9.6 million contract which offset decreased backlog from the Bank One Ballpark, which continues to move toward completion and full recognition of revenues. These contracts produced backlog totaling $27.0 million at September 30, 1997. The Company's backlog at September 30, 1997 also reflected approximately $23.0 million attributable to three projects for one customer in Las Vegas, Nevada.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company completed an initial public offering of 2,000,000 shares of common stock on or about July 1, 1997, and closed such offering on July 7, 1997. The offering yielded $14.0 million in proceeds net of underwriting discounts and other costs. The Company used approximately $7.0 million of the proceeds to fund S Corporation distributions, and plans to use the remaining proceeds to purchase specialized fabrication equipment and to fund general corporate purposes including the acquisition of businesses complimentary to the Company's business and growth strategy.

In the ordinary course of business, the Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At September 30, 1997, the Company had no borrowings under its line of credit due in large part to its billings in excess of costs and recognized earnings on uncompleted contracts of $13.1 million. At such date, the Company had working capital of approximately $18.7 million. The Company believes that it has sufficient liquidity through its present resources, including the remaining net proceeds of its initial public offering and its bank credit facility, to meet its near term financial needs.

The Company's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $1.7 million and $9.2 million for the nine months ended September 30, 1997 and 1996, respectively, and $14.4 million for the year ended December 31, 1996. For the nine months ended September 30, 1997, operating cash flows were less than net income due to increased working capital requirements which included a decrease of $6.6 million in billings in excess of costs and recognized earnings on uncompleted contracts. For the nine months ended September 30, 1996, operating cash flows were greater than net income due largely to favorable billings relating to contracts in process. Favorable billings also positively impacted operating cash flows for 1996. Investing activities required $1.8 million and $2.0 million for the nine months ended September 30, 1997 and 1996, respectively, and $2.3 million during the year ended December 31, 1996, substantially all of which were related to purchases of property and equipment and the cash portion of the acquisition of B&K Steel. Financing activities consumed $687,000 and $4.0 million for the nine months ended September 30, 1997 and 1996, respectively, and $5.1 million for the year ended December 31, 1996, and were related to net draws and repayments of long-term debt and line of credit balances, and distributions to stockholders for income taxes related to the operations of the business and other stockholder distributions relating to the Company's prior status as an S Corporation. These distributions totaled $13.2 million and $2.1 million for the nine months ended September 30,

1997 and 1996, respectively, and $2.3 million for the year ended December 31, 1996. Other than remaining S Corporation distributions, the Company does not anticipate paying any future dividends.

The Company maintains a $10.0 million credit facility with a commercial bank that is subject to renewal on June 30, 1999 and is collateralized by contract receivables, equipment and inventory. The Company's credit facility requires that the Company maintain minimum tangible net worth of $19.0 million, minimum owners equity (the sum of capital, capital surplus and retained earnings divided by total assets) of 33 percent, a minimum current ratio of 1.25 to 1.00, and a minimum debt coverage ratio of 1.5 to 1.0 (net profit after tax plus depreciation and amortization plus changes in deferred taxes divided by long-term debt including current maturities). The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the Company's lender. Under this facility, the Company may borrow up to an amount equal to the greater of a) 75 percent of qualified contract receivables up to a maximum of $10 million, or b) a maximum of $5 million based on the greater of i) 50 percent of the net book value of fixed assets, or ii) 75 percent of the fair market value of fixed assets. The Company's ability to borrow is also subject to, among other restrictions, billings in excess of recognized earnings on uncompleted contracts. At September 30, 1997 there was $3.0 million credit available under the line for future borrowings. The Company is seeking to modify its credit facility to increase the amounts available.

The Company has two other long-term debt commitments that are related to its property and equipment. One is a subordinated note payable to a limited partnership comprised of two of the Company's principal stockholders and certain of their family members, which requires monthly payments of $12,037 plus interest and matures in 2003. The balance on this loan was approximately $1.8 million at September 30, 1997. The other long-term debt of the Company consists of two notes in the aggregate principal amount of $796,250 incurred as part of the consideration for the B&K Steel acquisition. Such notes are payable in five equal annual installments ending in 2002.

The Company estimates that its capital expenditures for 1997 will be approximately $2.2 million of which approximately $1.3 million had been expended as of September 30, 1997. The Company estimates that its available funds, cash generated by operating activities and funds available under its bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share," issued by the Financial Accounting Standards Board in February 1997, is effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in pro forma primary earnings per share for the year ended December 31, 1996 of $0.19 and the three and nine month periods ended September 30, 1997 of $0.00 and $0.11, respectively. The impact of FAS 128 on the calculation of fully diluted pro forma earnings per share for these periods is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise," (SFAS No. 131) which applies to all public business enterprises. SFAS No. 131 specifies the computation, presentation, and disclosure requirements for business segment information. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Management of the Company does not expect the adoption of SFAS No. 131 will have a material impact on the Company's financial statement disclosures.

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Fluctuating Quarterly Results of Operations

The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company's future operating results, financial condition, and the market price of the Company's Common Stock.

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

Currently, the Company does not maintain any reserves for its ongoing litigation, and expenses litigation costs as incurred. The Company periodically reviews the need to maintain a litigation reserve. The Company maintains risk management, insurance, and safety programs intended to prevent or mitigate losses. There can be no assurance that any of these programs will be adequate or that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable.

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

                           Part II. Other Information

Item 2.       Changes in Securities and Use of Proceeds

Use of Proceeds

The Company sold 2,000,000 shares of common stock, par value $0.001 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-26711), which was declared effective by the Securities and Exchange Commission on June 26, 1997 (the "Offering"). The Offering commenced on July 1, 1997. All registered securities subject to this Offering were sold prior to the termination of the Offering. The managing underwriters of the offering were Principal Financial Securities, Inc., and Cruttenden Roth Incorporated. All securities were sold for the account of the Company and there were no selling securityholders. The aggregate gross proceeds of the Offering were $16,000,000. The Company's total expenses in connection with the Offering from the effective date of the registration statement through September 30, 1997 were approximately $2,000,000, of which $1,120,000 was for underwriting discounts and commissions and approximately $880,000 was for other expenses, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the Offering were approximately $14.0 million. As of September 30, 1997, the Company expended $7,000,000 on S corporation distributions to certain of its stockholders prior to the Offering (each of which stockholders own more than 10 percent of the Company's outstanding common stock and are controlled by two directors and an executive officer of the Company), and approximately $800,000 of such net proceeds for the purchase of specialized fabrication equipment. As of September 30, 1997, the Company had expended an aggregate of approximately $7,800,000 of such net proceeds. As of September 30, 1997, the remaining net proceeds of approximately $6,200,000 were invested in a yield enhancement account which is largely invested in a U.S. government money market fund.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

              Exhibit
              Number                          Description of Exhibit
              ------                          ----------------------


               10.1 Modification and Extension Agreement dated as of September 30, 1997 between Schuff Steel Company and 19th Avenue/Buchanan Limited Partnership

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

                                     SCHUFF STEEL COMPANY

Date:  November 14, 1997             By: /s/ Kenneth F. Zylstra
                                         ----------------------
                                         Kenneth F. Zylstra
                                         Vice President and Chief Financial
                                           Officer
                                         (Principal Financial Officer
                                           and Duly Authorized Officer)