Form 10-K405
period 1997-12-31
SCHUFF STEEL CO
filed 1998-03-31
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.
                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________ .

                        Commission File Number 000-22715

                              SCHUFF STEEL COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      86-0318760
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            1841 West Buchanan Street
                             Phoenix, Arizona 85009
               (Address of principal executive offices) (Zip Code)
                                 (602) 252-7787
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:

       Title of Class                  Name of each Exchange on which registered
       --------------                  -----------------------------------------
COMMON STOCK, $.001 PAR VALUE                    NASDAQ NATIONAL MARKET

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At March 16, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $20,750,000 based on the closing market price of the Common Stock on such date, as reported by the Nasdaq National Market.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
YES [  ]  NO  [  ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,000,000 shares of the Registrant's Common Stock were outstanding as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on June 2, 1998, are incorporated by reference into Part III hereof to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I
         ITEM 1 - BUSINESS ..................................................             3
         ITEM 2 - PROPERTIES ................................................            14
         ITEM 3 - LEGAL PROCEEDINGS .........................................            14
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......            15

PART II
         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                  AND RELATED STOCKHOLDER MATTERS ...........................            16
         ITEM 6 - SELECTED FINANCIAL DATA ...................................            18
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS .................................            20
         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...............            30

PART III
         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......            30
         ITEM 11 - EXECUTIVE COMPENSATION ...................................            30
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT ...............................................            30
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........            30

PART IV
         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K ..............................................            31

                                     PART I

                                ITEM 1 - BUSINESS

GENERAL

         Schuff Steel Company (the "Company") is a fully integrated fabricator and erector of structural steel and heavy steel plate. The Company fabricates and erects structural steel for commercial and industrial construction projects such as high and low rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. The Company also specializes in the fabrication and erection of heavy steel plate, including large diameter water pipe, water storage tanks, pollution control scrubbers, tunnel liners, pressure vessels, and a variety of customized projects. The Company seeks to differentiate its operations by offering complete, turnkey steel construction services featuring engineering, detailing, shop fabrication and field erection. By offering an integrated package of steel construction services from a single source, the Company is able to respond more efficiently to the design and construction challenges associated with large, complex, "fast track" construction projects.

         The Company currently operates primarily in the southwestern United States with a concentration in Arizona, Nevada, and southern California, and is expanding its operations in South America and Mexico. The Company has experienced significant growth in revenues and pre-tax income over the past five years. Revenues have grown from $47.0 million in 1992 to $138.2 million in 1997. During that same period, pre-tax income has grown at a compound annual growth rate of 80.2% from $610,000 in 1992 to $11.6 million in 1997.

         The Company was incorporated in Arizona in 1976 and was reincorporated in Delaware in 1997. The Company's principal executive offices are located at 1841 West Buchanan Street, Phoenix, Arizona 85009, and its telephone number is
(602) 252-7787.

         On July 7, 1997, the Company completed the initial public offering of its common stock, par value $.001 per share (the "Common Stock"). Pursuant to the offering, the Company sold 2,000,000 shares of Common Stock. The Common Stock trades on the Nasdaq National Market under the symbol "SHUF."

RECENT DEVELOPMENTS

          On March 17, 1998, the Company entered into a non-binding letter of intent to acquire all of the capital stock of Addison Structural Services, Inc. ("Addison"), a privately held holding company headquartered in Albany, Georgia. Addison, through its operating subsidiaries, provides structural steel fabrication and detailing services and manufactures short and long span joists, trusses and girders for commercial and light industrial projects. Addison operates primarily in the southeastern United States with a concentration in Florida and Georgia, and maintains two steel fabrication plants in Lockhart, Florida and Albany, Georgia, and a steel joist manufacturing plant in Quincy, Florida. It is expected that certain of the principal officers of Addison's operating subsidiaries will enter into employment agreements and will continue to manage Addison's day-to-day operations after the acquisition.

         Addison had revenues of $63.6 million in its fiscal year ended June 30, 1997, compared to revenues of $57.6 million in its fiscal year ended June 30, 1996, according to its audited financial statements for those periods. Addison's long-term indebtedness is expected to be satisfied by it in connection with the acquisition. It is currently anticipated that the transaction will close in the second quarter of 1998 and will be recorded under the purchase method of accounting.

         The transaction is subject to a number of contingencies, including the negotiation of definitive acquisition agreements, the completion of a satisfactory due diligence review by Schuff, approval by Schuff's board of directors, Schuff's ability to obtain financing on terms acceptable to it, the receipt of necessary third party and governmental approvals and other customary closing conditions. There can be no assurance that the transaction will ultimately be consummated on the terms described above, if at all.

OVERVIEW OF INDUSTRY

         Companies engaged in the steel fabrication and erection industry prepare detailed shop drawings, fabricate and erect structural steel and steel plate weldments, and perform related engineering services for the construction of various facilities. The primary customers for these services include private developers, general contractors, engineering firms and governmental agencies involved in a variety of large scale construction projects. Historically, these customers have relied on multiple subcontractors to perform various services to complete a single project, primarily because few companies in this industry offer fully integrated engineering, detailing, fabrication and erection services.

         The Company believes that there is an increasing trend in the construction industry toward complex, fast track, "design-as-you-go" projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue producing projects, such as casinos, mines and computer chip plants. These projects require that all phases of construction be accomplished in accordance with compressed time schedules. Further, because many construction activities are dependent on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors and
(ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. The Company believes that it has gained a reputation in the industry as a reliable, fully integrated provider of engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost efficient basis.

         The Company also believes that the steel fabrication and erection industry is highly fragmented and that many of its competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, the Company believes the industry may experience consolidation.

BUSINESS STRATEGY

         The Company's objective is to achieve and maintain a leading market position in each of its geographic and specific product markets. The Company believes that its track record of providing quality services on a timely basis has enabled it to garner a dominant share of the primary geographic markets served by it and to increase its market share of large, fast track projects in markets in which it maintains a significant presence. The Company will continue to pursue its objective by implementing a strategy comprised of the following components:

         Promote Coordinated Service Capabilities. The Company promotes its ability to provide a fully integrated range of engineering, detailing, fabrication and erection services, which enables the Company to compete more effectively on large, "design-as-you-go" projects that typically offer more favorable contract terms. The Company believes it is positioned to capitalize on industry trends toward construction of large, fast track projects incorporating numerous design changes, and the increasing demand for fully integrated fabrication and erection contractors capable of both implementing those design changes in a timely and cost efficient manner and providing overall project management capabilities.

         Emphasize Innovative Services. The Company focuses its engineering, detailing, fabrication and erection expertise on distinct product segments requiring unique or innovative techniques, where the Company typically experiences less competition and more advantageous negotiated contract opportunities. The Company has extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled the Company to address such design sensitive projects as computer chip manufacturing facilities, large diameter underground water pipes, and uniquely designed hotels and casinos.

         Diversify Customer and Product Base. Although the Company seeks to garner a leading share of the geographic and product markets in which it competes, it also seeks to diversify its construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to the Company's various principal geographic and project markets for 1997:

                                                  INDUSTRIAL          Commercial            Other
                                                  ----------          ----------            -----
Arizona....................................          9.1%                38.6%               1.4%
California.................................          0.6%                7.6%                0.0%
Nevada.....................................          0.4%                38.0%               0.0%
New Mexico.................................          0.7%                0.0%                0.0%
International..............................          3.6%                0.0%                0.0%

         In recent periods, the Company has focused efforts on diversifying into international markets. Accordingly, the Company believes that its combined diversification into new geographic, specific product and international markets will better enable it to expand its revenue base and to reduce the impact of periodic market or economic conditions adversely impacting one or more of its market segments.

         Employ Unique Technical Expertise. The Company offers in-house project management and design expertise not typically provided by steel fabricators and erectors. The Company employs two registered structural engineers and approximately 30 design and detailing personnel, which permits the Company to occupy a more influential role in critical design decisions on many projects. The Company believes that its ability to offer these services allows it to negotiate rather than bid on a greater percentage of its contracts, which enables the Company to obtain terms more favorable to it than the terms of competitively bid projects, while at the same time providing overall cost savings and project efficiencies to its customers. The Company's technical expertise also permits it to compete more effectively for projects offering unique structural or design challenges, such as the fully retractable roof on the Bank One Ballpark project, the Salt River Siphon Replacement Project, and specialty coating of large diameter water pipe.

GROWTH STRATEGY

         The Company believes that the steel fabrication and erection industry will continue to be characterized by large, complex, fast track projects. The complexity and size of these projects requires companies with extended financial and operational capabilities. With its integrated service capabilities and financial and management strength, the Company intends to take advantage of this trend. Additionally, the fragmented nature of the industry provides the Company opportunities for growth. The Company seeks to achieve continued growth and diminish the impact of business and economic cycles by pursuing a growth strategy consisting of the following components:

         Acquire Synergistic Businesses. In addition to Addison, the Company intends to pursue selective acquisitions of steel detailing, fabrication and erection companies that offer the Company increased plant facilities, opportunities to increase market share in selected geographic markets, penetration of new product market segments and access to domestic and international markets targeted by the Company for geographic expansion. Such acquisitions may also provide the additional benefits of increased purchasing efficiencies with respect to steel and other raw materials, payment and performance bonding and insurance premiums, and more efficient allocation and utilization of labor resources among projects within its geographic markets. The Company believes that many of its competitors operate primarily on a local or limited geographic basis and, while having established relationships in those markets, lack the resources to compete for large or more complex projects. In addition, the industry is highly fragmented with many of the Company's competitors being closely or family held entities. In January 1997, the Company completed the acquisition of all of the outstanding capital stock of B&K Steel Fabrications, Inc. ("B&K Steel"), a competitor of the Company located in the Phoenix metropolitan area. B&K Steel is primarily a fabrication contractor and had revenues of approximately $9.4 million in 1996 and $10.1 million in 1997. The Company believes that the acquisition of B&K Steel will enable the Company to capture a larger share of the Arizona industrial and commercial market and will provide the Company with increased access to the mining industry throughout the southwestern United States. The acquisition of B&K Steel also provides the Company with additional fabrication facilities located near the Company's existing facilities.

         Promote Internal Growth. The Company intends to pursue continued internal growth by adding sales and marketing personnel to dedicated, fast growing markets in which the Company is actively pursuing new projects, by further developing its engineering and design capabilities and fabrication capacity, and by continually updating its fabrication and detailing equipment and technologies. The Company believes that these efforts will enhance its market share, revenues, and operating income in its existing and targeted principal markets and improve its operating capacity. The Company recently secured additional office and administrative facilities, which will permit the expansion of its existing detailing, estimating and other project operations. The Company also invested $3.2 million in 1997, and intends to invest approximately $1.5 million in 1998, in new fabrication equipment and technologies.

         Create Additional Project Opportunities. The Company believes that its ability to efficiently coordinate and implement numerous design and logistical changes on large or more complex fast track projects, combined with its established long term relationships with key national and multi-national general contractors and other customers, will provide the Company with opportunities to market its services in a number of markets in which the Company has not yet achieved a leading position or conducted significant operations. Domestically, the Company plans to expand into markets in which it believes it can leverage its existing expertise to achieve a significant share of such markets. Among the regions targeted by the Company for domestic expansion are the Pacific Northwest, which presents several opportunities in the expanding computer chip manufacturing industry, Texas, which offers the Company convenient and cost effective access to its developing international markets, and the southeastern United States, a significant Sun Belt growth area. The Company also will seek to capture significant market share in selected product markets. Among other markets, the Company is seeking to increase its participation in the construction of sports stadiums and airports, through the acquisition of Addison, commercial and light industrial projects, and, through its acquisition of B&K Steel, the mining and smaller commercial construction markets. The Company plans to participate in these markets through the acquisition of existing participants, expansion of strategic customer relationships into new markets, and through increased sales and marketing efforts generally.

         Expand Internationally and Develop Strategic Alliances. The Company recently has developed its presence in selected international markets, including Chile and Argentina, and is pursuing opportunities in Mexico and Southeast Asia. Each of these international markets is expected to have a growing demand for services offered by the Company. In Argentina, the Company recently completed fabrication and erection coordination services for mill facilities at one of the largest copper mines in the world. The Company also completed a large mining project in Chile. In addition, the Company will seek to expand internationally by partnering with existing multi-national customers such as Fluor Daniel, Inc. and Bechtel Group, Inc., as well as other international structural and design engineering firms, and by entering into strategic alliances with leading foreign fabricators and erectors in the Company's targeted international markets. The Company believes that its international alliances also will help to reduce its risk of entry into foreign markets by partnering with entities having an established presence and experience in such markets. The Company has developed a strategic alliance with Corey, S.A. de C.V., Mexico's leading steel fabrication and erection contractor. Pursuant to this alliance, the parties have formed a corporate joint venture that provides detailing services to the Company's domestic operations. The Mexico joint venture uses state of the art Stru-Cad and Autocad design systems, and is expected to significantly expand the Company's internal detailing capacity. The Company believes its investment in this joint venture will reduce its reliance on detailing subcontractors and improve the Company's cost profile. The Company expects the alliance to provide it access to several large projects in Mexico through Corey's marketing, importation and fabrication support.

PRIMARY MARKETS AND PRODUCTS

         The Company's current principal geographic markets include Arizona and Nevada. The Company also has a substantial presence in southern California and currently is expanding into selected international markets. Set forth below is a description of the Company's current primary markets and products.

         ARIZONA MARKET. The Company is the leading steel fabrication and erection firm in Arizona. The Company has been a prominent participant in many of Arizona's largest and most visible public and private projects, including the expansion of Sky Harbor Airport in Phoenix, which involved the night time erection of pedestrian walkways linking the airport's main concourses; the erection of 10,000 tons of bridge plate girders for the interchange of Interstates 10 and 17 in Phoenix; and the fabrication of the Roosevelt Dam penstock near Phoenix. In addition, the Company believes that it is the dominant fabricator and erector for Arizona's rapidly growing semiconductor and computer chip industry. The Company's major projects in this industry have included the fabrication and erection of structural steel for Intel Corp.'s "Fab 12" facility, which was one of the largest construction projects of its kind in the United States in 1994 and 1995; the fabrication and erection of Motorola Inc.'s Chandler, Arizona computer chip manufacturing facility in 1995; and the 1995-1996 fabrication and erection of portions of the Sumitomo Energy Center, a new wafer manufacturing plant constructed by Sumitomo Sitix in Scottsdale, Arizona. Recently awarded or completed large Arizona-based projects include:

         - Phoenix Criminal Justice Facility. The Company was recently awarded and has begun the fabrication and erection of the structural steel decking for a new ten story, 400,000 square foot Criminal Justice Facility located in downtown Phoenix.

         - U.S. Federal Building and Courthouse. The Company was awarded a contract to fabricate and erect all of the structural steel for the new U.S. Federal Building and Courthouse in downtown Phoenix. This project will entail 3,100 tons of structural steel which will frame an atrium attached to an eight story concrete frame building. Erection of the atrium is expected to start in the third quarter of 1998.

         - Mount Graham Telescope Project. The Company recently won an award for the second phase of the Large Binocular Telescope Project on Mount Graham, near Safford, Arizona. In October 1997, the Company completed the first phase of this unique project, which consisted of the construction of the observatory base structure. The second phase will entail the fabrication and erection of the rotating structure and four 84,000 pound steel wheel assemblies upon which the telescope housing will rotate. This project, part of the renowned Mount Graham International Observatory, is the collaborative effort of leading universities and astronomical communities in the United States, Italy and Germany and is widely regarded as the most powerful and versatile telescope facility in the world.

         - Bank One Ballpark. In 1995, the Company was awarded a contract to provide steel fabrication and erection services for the Bank One Ballpark in Phoenix, a new state of the art baseball stadium for Major League Baseball's Arizona Diamondbacks franchise that will feature, among other things, a fully retractable roof consisting of steel components detailed, fabricated and erected by the Company. The stadium contract is divided into three phases representing a total of approximately $61 million in revenues to the Company, of which approximately $59 million had been earned as of December 31, 1997. The stadium required over 20,000 tons of structural steel and employed approximately 160 iron workers at the peak of construction.

         - Barrows Neurological Institute. The Company was the fabricator and erector for the Barrows Neurological Center in Phoenix, Arizona. Due to the unique nature of this facility, the project required highly specialized vibration control which resulted in a structural frame that weighs five times normal tonnage for a building of this size.

         - Mayo Hospital. The Company is the fabricator and erector for the Mayo Clinic's newest hospital facility currently being constructed in Phoenix, Arizona.

         NEVADA MARKET. The Company believes that it is the dominant fabricator and erector in the Nevada hotel and casino construction industry, which has experienced rapid expansion over the past several years and is expected to continue its expansion for the foreseeable future. The Company maintains a sales manager dedicated to pursue Nevada-based projects. In recent years, the Company has completed several large fast track projects in the Nevada hotel and casino industry, including the 500,000 square foot Sands Expo and Convention Center, which was completed in nine months; the Mirage Hotel and Casino; the Holiday Riverboat remodeling project, which involved the fabrication and erection of two 120 foot high river boat "stacks" constructed by the Company during the active operation of the resort; the launch tower of the "SkyScreamer SkyCoaster" thrill ride at the MGM Grand Theme Park, a 220 foot high structure that was erected by the Company in only three days; and the Orleans Hotel and Casino, which involved the fabrication and erection of over 7,900 tons of structural steel for the casino, entertainment, and retail areas. Among the Company's recent hotel and casino projects in Nevada are the following:

         - Bellagio Hotel and Casino. The Company is the fabricator and erector for the casino and retail areas of the Bellagio Hotel and Casino, a new $1.2 billion Spanish themed resort consisting of over one million square feet of retail and casino space and a 37 story hotel tower with approximately 3,800 rooms.

         - MGM Grand Hotel and Casino Renovation. This structure is presently the world's largest hotel and casino with 5,005 hotel rooms and one million square feet of retail and casino space. The Company's participation includes the completion of a facade renovation and the provision of fabrication and erection services for the new MGM Convention Center, which will consist of over 250,000 square feet of convention area.

         - New York, New York Hotel and Casino. The Company was the fabricator and erector for the New York, New York hotel and casino, which required approximately 6,500 tons of structural steel and represented a contract price to the Company of over $15 million. The hotel was constructed to resemble the New York City skyline, including replicas of the Statute of Liberty, the Brooklyn Bridge, and other New York City landmarks.

         - Luxor Hotel and Casino Showroom Theater. The Company has been involved in the construction of the Luxor Hotel and Casino Showroom Theater and renovation of the hotel ballroom.

         - Paris Hotel & Casino. The Company was recently awarded two contracts for the fabrication and erection of the structural steel for the 1.2 million square foot low-rise area and the 34 story tower of the new Paris Hotel and Casino in Las Vegas, which will include hotel, casino, showroom, convention center and retail shopping areas. The project also entails the fabrication and erection by the Company of a 540 foot tall scale replica of the Eiffel Tower which will be built over and penetrate into the casino area and include restaurant and retail areas and an observation desk. The replica will be designed and constructed by the Company based on the original engineering drawings for the Eiffel Tower.

         CALIFORNIA AND OTHER WESTERN U.S. MARKETS. The Company has maintained a strong presence in the California market and intends to achieve a greater share of this geographic market as it experiences an increase in new construction activity. The Company provided fabrication and erection services for several new hospital facilities in California, including the new Children's Hospital and Health Center in San Diego, the expansion of the Sharp Women's Center in San Diego, which required construction around existing and operating hospital wings, and the Valley Medical Center in San Jose. The Company also was selected as the fabricator and erector for the Fashion Valley Mall in San Diego, which involved the fabrication and erection of over 7,000 tons of steel for a new second level of retail shopping space, which was erected at night over the existing shopping facility without disturbing the ordinary operations of the mall. Other recently awarded California projects include the fabrication and erection of the 380,000 square foot City Mills Mall in Orange, California; the Bakersfield Arena, an ice hockey rink being built as part of the Bakersfield Convention Center expansion; Baxter International, Inc.'s, laboratory facility located in Thousand Oaks, California; and the expansion of a manufacturing facility for Sony Corporation located in San Diego.

         The Company has also been awarded a contract to provide the fabrication and erection of the new Assembly Building for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah. This large project, which is expected to begin in June 1998 and be completed in September 1998, will include the fabrication and erection of several large and uniquely designed steel trusses supporting a main roof and is estimated to consist of between 8,000 and 10,000 tons of structural steel.

         SPECIALTY MARKETS. In addition to seeking to achieve a leading market share in the principal geographic markets that it serves, the Company focuses its fabrication and erection expertise on distinct product segments, particularly product segments requiring unique or specialized expertise where the Company has the potential to achieve a dominant market share. A recent example of such a product segment is large diameter water pipe used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers, primarily in the arid southwestern United States. The Company has developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe, and customized transportation equipment necessary to deliver the system to its ultimate destination. The Company's expertise and specialized equipment development has made it a dominant fabricator and erector of these large aqueduct projects in Arizona, Nevada, and California. The Company's recently completed large diameter pipe projects include the following:

         - Salt River Siphon Replacement Project. The Company served as the fabricator and erector for the Salt River Siphon Replacement Project, a project requiring the fabrication of over 8,500 feet of 21 foot diameter pipe for the U. S. Bureau of Reclamation. The system will transport water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

         - Agua Fria Siphon Project. This project was similar in scope to and followed the Company's successful completion of the Salt River Siphon project, and entailed the specialized fabrication and erection of over two miles of 21 foot diameter pipe from the Central Arizona Project canal system under the Agua Fria River to Phoenix, Arizona.

         - Mohave Underground Aqueduct. The Company was the contractor for the Mohave Underground Aqueduct project, a massive underground siphon system for the California Department of Water that will transport water to San Bernardino, California. The aqueduct system utilized over seven miles of 12 foot diameter pipe.

         - River Mountain Tunnel. The Company recently completed fabrication of the River Mountain Tunnel water system in Nevada, which consists of several uniquely constructed pieces of 12 foot diameter pipe and will be used to transport water to Las Vegas, Nevada.

         Other recent specialty projects completed by the Company include the fabrication and erection of a missile launch complex at Vandenberg Air Force Base, a thermal blast simulator for the U.S. Corps of Engineers designed to test military and other equipment against the simulated forces of an atomic blast, and numerous large capacity water storage tanks holding up to five million gallons of water that have been fabricated by the Company for a variety of governmental agencies, private utilities, and other industrial customers.

         INTERNATIONAL MARKETS. The Company recently has focused its expansion into selected international markets such as South America and Mexico, and is exploring opportunities in Southeast Asia. In South America, the Company provided the design consultation, fabrication, and delivery of approximately 7,200 tons of structural steel for the Bajo de la Alumbrera mining project in Argentina, which is one of the largest copper mines in the world. In addition, the Company was recently awarded its second contract in Argentina, which will consist of the design and fabrication of the structural steel for the expansion of the Aluar (Aluminios Argentinos) aluminum smelter facility in Puerto Madryn, Argentina. The Company's innovative design capabilities are expected to reduce the total weight of the facility while continuing to meet design and load standards. In Chile, the Company recently completed the Verde Gold mine project for Fluor Daniel, Inc. In Mexico, the Company is currently providing the fabrication of an ore facility and conveyor system.

BUSINESS OPERATIONS

         The primary services provided by the Company are engineering and preparation of detail drawings, shop fabrication, and field erection. Following is a description of the Company's principal services.

         ENGINEERING AND DETAILING. The Company maintains significant in-house structural engineering and detailing capabilities which enable it to implement and coordinate with its shop and field personnel changes to building and structural designs sought by project owners or general contractors, and to help influence critical determinations as to the most cost effective systems, designs, connections, and erection procedures for a particular project. The Company's detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and erection sequences of, each piece of steel utilized in a project, and continually update these drawings to accommodate design and other changes. The Company utilizes a Stru-CAD automated detailing system that interacts electronically with the Company's numerically controlled fabrication equipment and produces updated detail drawings electronically, which are delivered to each of the Company's domestic and foreign field locations. The Company's detailing division initially prepares advance materials bills by size and length of each steel piece within pre-defined areas or sequences of erection for each project. Detailers coordinate directly with customers and the Company's fabrication and erection teams to determine and plan the order of fabrication and erection of a project and associated personnel and equipment requirements.

         SHOP FABRICATION. The Company's fabrication services consist of the procurement from steel producers of raw steel shapes in different sizes and lengths. These shapes vary in cross-section from I-beams to angle, channel, tube, pipe, and plate. Upon delivery of these steel shapes, and prior to fabrication, the Company prepares load lists that identify the sequence and date that each individual piece of steel is required on a project, a procedure that reduces the handling of and the need to store materials in the field. Upon completion of detail shop drawings, the Company's fabrication shop cuts the raw steel pieces to length, drills and punches holes through the use of numerically controlled beam lines, and completes coping and beveling with its numerically controlled machinery and automated burning equipment. The Company then fabricates fittings and completes welding and inspection of each finished structural piece. The Company utilizes advanced technologies to inspect weld seams, which significantly reduces costs, fabrication hours, and the likelihood of structural defects. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site, often pursuant to just-in-time delivery schedules.

         FIELD ERECTION. The erection process typically consists of pre-assembly of steel component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components to form the steel backbone of the project. The Company's field erection crews erect fabricated steel components in accordance with erection drawings prepared and updated by the Company's detailers. The erection process for each project is managed by experienced field supervisors and the Company employs local union erection personnel on an as needed basis in areas near the project sites.

PROJECT MANAGEMENT

         All contract awards to the Company are assigned a project number which is used to track each steel component and man-hour associated with the project through the entire construction process. All project drawings, specifications, and completion schedules on a project are reviewed by the Company's Vice President of Project Coordination and all projects are assigned to one or more Project Managers who assume primary responsibility for all aspects of the project. Often a Project Manager assigned to a given project will have significant experience in similar projects. A Project Manager generally will be responsible for one to five projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences of steel groups that follow the anticipated erection or fabrication path. Each sequence follows a timeline and the status is continually monitored. The Vice President of Project Coordination and Project Manager for each project coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays. The Company provides production bonuses to its Project Managers based on, among other factors, the achievement of lower costs on a project than the estimated costs used to formulate the initial bid or price or prices of subsequent change orders, and the ability to minimize costs or cost overruns on particularly complex projects or on projects that exceed initial cost estimates.

         The Company believes that a key factor in its success has been its ability to provide through its in-house personnel valuable input and assistance to general contractors, engineering firms, and other customers with respect to overall project design of fabrication and erection sequences and other critical project decisions, which often results in overall project cost savings and efficiencies and helps to solidify key customer relationships. In addition to its centralized project management, the Company also uses a high percentage of skilled erection employees local to projects and utilizes advanced scheduling systems to enhance its ability to provide project management services to customers complementary to its core engineering, detail drawing, shop fabrication, and field erection services.

SAFETY AND QUALITY ASSURANCE

         The Company has adopted and maintains important safety policies that are administered and enforced by the Company's top management. The Company considers workplace accident prevention to be of primary importance in all phases of its operations and provides continual training on safety procedures and techniques to all of its shop and field personnel.

         The Company uses advanced welding and fabrication technologies and all of the Company's products are fabricated in accordance with applicable industry and specific customer standards and specifications. The Company has achieved and maintains a level three certification by the American Institute of Steel Construction (AISC) with respect to its fabrication operations, the highest level of certification available from AISC. In addition, the Company's welding employees are certified in accordance with the American Society of Mechanical Engineers (ASME) Section IX, Non-Destructive Examination Inspector Certification to Society Non-Destructive Testing TC-IA Standards. The Company has developed project-specific and Company-wide quality assurance and quality control programs, and utilizes sophisticated x-ray and ultra-sonic systems to inspect weld seams.

SALES AND ESTIMATING

         The Company's domestic sales and marketing efforts are led by five sales managers. Each sales manager is responsible primarily for the Company's sales and marketing efforts in defined geographic areas, including the emerging South American and Mexican markets. In addition, the Company employs fifteen full-time project estimators and three chief estimators. The Company's sales representatives maintain relationships with and make personal and other sales calls on general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration, which provides the Company with valuable market information and new project opportunities. The Company maintains future projects reports in order to track the weekly progress of new opportunities. The Company's sales efforts are further supported by most of its executive officers and by its engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

         The Company competes for new project opportunities through its relationships and interaction with its active and prospective customer base, which provides the Company with valuable current market information and sales opportunities. In addition, the Company frequently is contacted by governmental agencies in connection with public construction projects, and by large private sector project owners and by general contractors and engineering firms in connection with new building projects such as plants, warehouse and distribution centers, and other industrial and commercial facilities.

         Upon selection of projects to bid or price, the Company's estimating division reviews and prepares projected costs of shop, field, detail drawing preparation and crane hours, steel and other raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials to be provided by the Company, payment terms and project completion timelines. Upon acceptance, the Company's bid proposal is finalized in a definitive contract.

CONTRACTING METHODS AND PERFORMANCE BONDING

         The Company's projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of two types of contract pricing approaches: fixed price or cost-plus pricing. Under the fixed price approach, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company retains all cost savings but is also responsible for cost overruns. Under the cost-plus arrangement, the Company receives a specified fee in excess of its direct labor and material cost, up to a maximum amount, and thus seeks to gain protection against cost overruns and sometimes benefits directly from cost savings. Historically, a substantial majority of the Company's contracts have been fixed price arrangements.

         While customers may consider a number of factors, including availability, capability, reputation, and safety record, price and the ability to meet customer imposed project schedules are the principal factors on which the Company obtains contracts. Generally, the Company's contracts and projects vary in length from three to twelve months depending on the size and complexity of the project, project owner demands, and other factors.

         The Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds and, in selected cases typically associated with international projects, letters of credit, to partially secure the Company's obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. The Company's payment and performance bonds are obtained through surety companies and typically cover the entire contract price on a project. The Company believes that its bonding capacity provides a competitive advantage in some cases due to the Company's ability to obtain large bonds and to negotiate more favorable pricing of bonds.

BACKLOG

         The Company considers backlog an important indicator of its operating condition because its engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. The Company defines its backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. As of December 31, 1997, the Company's backlog was $56.8 million, of which approximately $12.2 million was attributable to two projects for a single customer in Las Vegas, Nevada, and approximately $9.4 million was attributable to one project in Phoenix, Arizona. The Company expects approximately 95% of its backlog as of December 31, 1997 to be recognized as revenues in 1998.

COMPETITION

         The principal geographic and product markets served by the Company are highly competitive. The Company competes with other contractors on a local, regional, or national basis, and, in certain cases, on an international basis. The Company has different competitors for each of its services and product segments and within each geographic market served by the Company. The Company believes that it can compete effectively for new projects both nationally and internationally and that it is among the largest competitors in its industry. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of the Company's competitors have financial and operating resources greater than those of the Company.

GOVERNMENTAL REGULATION

         The Company's operations are governed by and subject to government regulations in the United States and in foreign countries in which the Company operates, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder in the United States. With respect to its international operations, the Company is subject to a number of laws and regulations, including those relating to taxation of its earnings and earnings of its personnel and its use of local personnel and suppliers. The Company's operations are subject to the risk of changes in federal, state, and local laws and policies which may impose restrictions on the Company, including trade restrictions, expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts or embargos directed at specific countries, import restrictions or other trade barriers, and mandatory sourcing rules, any of which could, if adopted or implemented, materially and adversely affect the Company. The Company believes that it is in material compliance with the laws and regulations under which it and its operations are currently governed and does not believe that future compliance with such laws and regulations will have a material and adverse effect on it. The Company cannot determine, however, to what extent future operations and earnings of the Company may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

         The Company is subject to licensure and holds licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. The Company believes that it is in material compliance with all contractor licensing requirements in the various states in which it operates. The loss or revocation of any license or the limitation on any of the Company's primary services thereunder in any state in which the Company conducts substantial operations could prevent the Company from conducting further operations in such jurisdiction and would have a material adverse effect on the Company.

ENVIRONMENTAL REGULATION

         The Company's operations and properties are affected by numerous federal, state, and local environmental protection laws and regulations, such as those governing discharges into air and water, and the handling and disposal of solid and hazardous waste. The requirements of these laws and regulations have become increasingly stringent, complex, and costly to comply with. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. The Company is not aware of any non-compliance with environmental laws that could have a material adverse effect on the Company's business or operations. There can be no assurance, however, that such laws, regulations, or their interpretation will not change in the future in a manner that could materially and adversely affect the Company.

         Certain environmental laws, such as CERCLA, provide for strict and joint and several liability for investigation and/or remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently owned or operated by the Company or its predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors come to be located. The Company's facilities have been operated for many years, and substances that are or might be considered hazardous were used at such locations. The Company does not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, the Company can give no assurance that it, or entities for which it may be responsible, will not incur liability in connection with the investigation and remediation of facilities it currently owns or operates or other locations in a manner that could materially and adversely affect the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 645 people. The number of persons employed by the Company on an hourly basis fluctuates directly in relation to the amount of business performed by the Company. Certain of the fabrication and erection personnel employed by the Company are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. The Company is a party to several separate collective bargaining agreements with such unions in certain of the Company's current operating regions, which expire (if not renewed) at various times in the future. Most of the Company's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. The Company considers its relationship with its employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to the Company's own labor relations, the Company has not experienced a work stoppage or other labor disturbance.

         The Company utilizes third-party fabrication subcontractors on many of its projects and also subcontracts detailing services from time to time when it lacks available in-house capacity for such services. The Company's inability to engage fabrication and detailing subcontractors on terms favorable to the Company could limit the Company's ability to complete projects in a timely manner or compete for new projects and could have a material adverse effect on the Company.

SUPPLIERS

         The Company currently purchases a majority of its steel and steel components from several domestic and foreign steel producers and suppliers. However, steel is readily available from numerous foreign and domestic steel producers and the Company is not dependent on any one supplier. The Company believes that its relationships with its suppliers are good and has no long term commitments with any of its suppliers. In recent periods, there has been an increased demand for steel from domestic mills and the Company has purchased a portion of its steel requirements from Asian producers.

                               ITEM 2 - PROPERTIES

         The Company's primary fabrication facilities consist of over 400,000 square feet of shop space under roof on approximately 26 acres in Phoenix, Arizona. These facilities also house the Company's operations, erection, engineering and detailing departments and are leased by the Company from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the "Schuff Partnership"). This lease was amended as of March 1, 1997 and expires on February 28, 2017. Annual rent under the lease totaled $264,000 and $295,000 for 1996 and 1997, respectively, and will be $414,000 in 1998, $556,000 in 1999, $601,000 in 2000,
and $605,000 in each year thereafter during the remaining term of the lease, subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula.

         With the acquisition of B&K Steel, the Company added approximately 145,000 square feet of covered fabrication, office, engineering and detailing facilities on approximately 23 acres in Gilbert, Arizona. The property on which B&K Steel's facilities are located was acquired by the Schuff Partnership and is leased to the Company by that partnership. This lease commenced on March 1, 1997 and expires on February 28, 2017. Annual rent under the lease was approximately $283,000 in 1997 and is expected to be $340,000 in each year thereafter, subject to increase every five years commencing in 2002 based on a Consumer Price Index formula.

         The Schuff Partnership also owns and is leasing to the Company additional facilities consisting of approximately 22,000 square feet of office space adjacent to its existing principal fabrication and office facilities in Phoenix, Arizona. This facility houses the Company's executive offices and sales, estimating, finance and administrative departments. This lease commenced on May 1, 1997 and expires April 30, 2017. Annual rent under the lease was $90,000 in 1997 and is expected to be $135,000 in each year thereafter, subject to increase every five years based on a Consumer Price Index formula. The Company subleases a portion of the premises.

         Under each of the foregoing leases, the Company also is obligated to pay all taxes, insurance and maintenance costs.


                           ITEM 3 - LEGAL PROCEEDINGS

         Construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in the Company being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of the Company's operations in one or more jurisdictions. The Company is a defendant in lawsuits from time to time, including lawsuits arising in the normal course of its business. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, the Company's management believes that the ultimate outcome will not have a material adverse effect on the Company.

         The Company maintains workers compensation insurance that provides full coverage of statutory workers compensation benefits. The Company also maintains employer liability insurance in its principal geographic markets in amounts of $1,000,000 per accident for bodily injury by accident and $1,000,000 per employee (and as a policy limit) for bodily injury by disease and contractors commercial general liability insurance in the amount of $1,000,000. In addition, the Company maintains umbrella coverage limits of $20,000,000. The Company also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of the Company's facilities and property. All policies are subject to various deductibles and coverage limitations. Although management of the Company believes that the Company's insurance is adequate for its present needs, there can be no assurance that the Company will be able to maintain adequate insurance at premium rates that management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

         Currently, the Company does not maintain any reserves for its ongoing litigation. The Company periodically reviews the need to maintain a litigation reserve. The Company seeks to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that the Company's efforts to mitigate losses will be successful or that any losses incurred will not exceed the Company's insurance or estimated reserves therefor.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1997.

                                     PART II

          ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on Nasdaq National Market under the symbol "SHUF." The Common Stock commenced public trading on July 1, 1997 in connection with the Company's initial public offering. As a result, high and low market price information is not available for periods prior to the third quarter of fiscal 1997. The following table sets forth the high and low closing sale prices of the Common Stock, as reported by Nasdaq National Market, for the periods indicated:

                                                     Market Price
FISCAL YEAR 1997                                   High       Low
                                                   ----       ---
Third Quarter (from July 1, 1997).......          $11.125    $7.50
Fourth Quarter..........................          $11.875    $8.625
FISCAL YEAR 1998
First Quarter (through March 16, 1998)..          $11.25     $8.875

         As of March 16, 1998, there were approximately 32 holders of record of the Company's Common Stock.

         Except for certain distributions to its then current shareholders while the Company was subject to taxation under subchapter S of the Internal Revenue Code of 1986, as amended, and certain other distributions, including those made in connection with the closing of the Company's initial public offering in July 1997 to the Company's shareholders prior to the offering, the Company has not made distributions or declared dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain its earnings, if any, to finance the operation and expansion of the Company's business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1997

         On May 8, 1997, the Company reincorporated from Arizona to Delaware by way of a merger in which the predecessor of the Company, an Arizona corporation, merged with and into a newly created Delaware subsidiary of the Company. In the merger, each share of the Arizona corporation's issued and outstanding common stock was exchanged for 50,000 shares of the Delaware corporation's common stock and each option to purchase one share of the Arizona corporation's common stock was exchanged for 50,000 options to purchase shares of the Delaware corporation's common stock. All share figures set forth above give effect to this exchange ratio. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering and/or pursuant to Rule 145 under the Securities Act regarding transactions the sole purpose of which is to change an issuer's domicile solely within the United States.

         On February 5, 1997, the Company granted stock options to purchase a total of 6.91 shares of its Common Stock at an exercise price of $250,000 per share. All of these options vest over a five year period with 20% of such options of each grantee vesting on each anniversary of the date of grant. After the reincorporation, the options were exchanged for 345,500 options to purchase the Company's Common Stock at an exercise price of $5.00 per share. Following consummation of the Company's initial public offering on July 7, 1997, the Company granted to each of its current non-employee directors options to purchase 7,500 shares of Common Stock, or 15,000 shares in the aggregate, in consideration for their services on the Board of Directors. These options vest on the first anniversary of the grant date. Exemption from restriction for these transactions was claimed pursuant to Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

         The Company sold 2,000,000 shares of Common Stock pursuant to a Registration Statement on Form S-1 (File No. 333-26711), which was declared effective by the Securities and Exchange Commission on June 26, 1997 (the "Offering"). The Company's total expenses in connection with the Offering from the effective date of the registration statement through December 31, 1997 were approximately $2,000,000, of which $1,120,000 was for underwriting discounts and commissions and approximately $880,000 was for other expenses, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. As of December 31, 1997, the Company expended $7,000,000 on S corporation distributions to certain of its stockholders prior to the Offering (each of which own more than 10 percent of the Company's outstanding Common Stock and are controlled by two directors and an executive officer of the Company), and approximately $2,500,000 of such net proceeds for the purchase of specialized fabrication equipment. As of December 31, 1997, the remaining net proceeds of approximately $4,500,000 were used for general working capital purposes.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

         The performance of the Company's Common Stock is dependent upon several factors including those set forth below and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations --Factors That May Affect Future Results and Financial Condition."

Control by Majority  Shareholders; Ability to Issue Preferred Stock

         Mr. David A. Schuff, the Company's Chairman and co-founder, and Mr. Scott A. Schuff, the Company's President, Chief Executive Officer, co-founder and a member of its Board of Directors, collectively control the voting of approximately 71.4% of the outstanding Common Stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting the sale or merger of the Company. In addition, the Company's Certificate of Incorporation authorizes the Company to issue shares of "blank check" preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the Common Stock.

Volatility of Stock Price

         The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock is also subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors.

Shares Eligible for Future Sale

         There were 7,000,000 shares of Common Stock outstanding as of March 16, 1998. Of these shares, 2,000,000 shares of Common Stock are freely tradeable. The 5,000,000 remaining shares of Common Stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if two years have elapsed since the later of the date of acquisition of restricted shares from either an issuer by an affiliate of the issuer, or from an affiliate of an issuer, the affiliate acquiror or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. Of the "restricted securities" outstanding, substantially all of these shares have been held for the two-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock in the open market could adversely affect the prevailing market price of the Common Stock and may make it more difficult for the Company to sell its equity securities in the future on terms it deems appropriate.


                        ITEM 6 - SELECTED FINANCIAL DATA

         The following sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1997. The selected annual historical consolidated financial data are derived from the Company's Consolidated Financial Statements audited by independent auditors. For additional information, see the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to the Company's Consolidated Financial Statements and Notes thereto.

                                                                       YEAR ENDED DECEMBER 31,
                                                                (In thousands, except per share data)
                                              --------------------------------------------------------------------------
                                                1993            1994            1995             1996            1997(1)
                                              --------        --------        --------        ---------        ---------
STATEMENT OF INCOME DATA:
Revenues ..............................       $ 58,640        $ 68,199        $ 62,090        $ 103,912        $ 138,218
Cost of revenues ......................         50,376          58,874          54,222           86,998          117,955
                                              --------        --------        --------        ---------        ---------
         Gross profit .................          8,264           9,325           7,868           16,914           20,263
General and administrative expenses ...          4,367           4,915           5,284            6,715            8,880
                                              --------        --------        --------        ---------        ---------
         Operating income .............          3,897           4,410           2,584           10,199           11,383
Interest expense ......................           (627)           (718)           (752)            (452)            (348)
Other income ..........................             60              67             618              303              520
                                              --------        --------        --------        ---------        ---------
         Income before income taxes ...          3,330           3,759           2,450           10,050           11,555
Provision for income taxes ............           --              --              --               --              2,823
                                              --------        --------        --------        ---------        ---------
Net income ............................          3,330           3,759           2,450           10,050            8,732
Pro forma income taxes (2) ............          1,330           1,500             980            4,020            1,513
                                              --------        --------        --------        ---------        ---------
         Pro forma net income (2) .....       $  2,000        $  2,259        $  1,470        $   6,030        $   7,219
                                              ========        ========        ========        =========        =========
Pro forma net income per share (2)(3):
         - basic ......................                                                       $    1.02        $    1.12
         - diluted ....................                                                       $    1.02        $    1.10
Shares used in computation(3):
         - basic ......................                                                           5,941            6,457
         - diluted ....................                                                           5,941            6,556

OPERATING DATA:
Backlog(4) ............................       $ 18,387        $ 22,544        $ 80,834        $  67,335        $  56,793


BALANCE SHEET DATA:
Cash and cash equivalents .............       $    113        $     63        $    289        $   7,253        $     197
Restricted funds on deposit(5) ........           --              --               220            2,249            2,096
Costs and recognized earnings in excess
   of billings on uncompleted
   contracts(6) .......................            714             777           1,076            3,331            3,982
Billings in excess of costs and
   recognized earnings on uncompleted
   contracts(6) .......................          4,215           6,506           5,940           12,051            3,758
Property and equipment, net ...........          4,310           4,666           4,222            5,116            7,415
Total assets ..........................         25,387          26,244          25,260           36,397           42,038
Long term debt, excluding current
   portion ............................          3,806           7,057           5,271            2,753            4,927
Stockholders' equity ..................       $  5,320        $  6,032        $  6,768        $  10,682        $  24,673

----------------

(1) Gives effect to the Company's acquisition of B&K Steel on January 31, 1997, which was accounted for under the purchase method of accounting. Financial information relating to B&K Steel has not been included in periods prior to the acquisition.

(2) Prior to the completion of its initial public offering in July 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code of 1986, as amended. As an S corporation, the Company was not subject to income taxes. Pro forma net income reflects the provision for income taxes that would have been recorded had the Company been subject to income taxes as a C corporation for all periods, assuming an effective tax rate of 40%. Provision for income taxes for 1997 includes credits of $300,000 to income recorded upon revocation of the Company's S corporation election in June 1997.

(3) Shares used in the computation of pro forma net income per share are based upon the weighted average number of common shares and common stock equivalents outstanding during each year. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which was adopted by the Company on December 31, 1997. SFAS No. 128 replaced the previously reported primary or fully diluted pro forma earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for each of the periods presented was not material.

(4) Backlog is the amount of potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract. Of the Company's $56.8 million backlog as of December 31,1997, approximately $12.2 million was attributable to two projects for a single customer in Las Vegas, Nevada, and approximately $9.4 million was attributable to one project in Phoenix, Arizona.

(5) Restricted funds on deposit represent funds on deposit in an interest bearing escrow account which are maintained in lieu of retention for a specific contract. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. See Note 1 to Consolidated Financial Statements.

(6) The Company recognizes revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of the costs incurred to date to the total estimated costs to complete the project, commencing when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed, and also include costs incurred in excess of billings on contracts for which sufficient work has not been performed to allow for recognition of revenues. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts.

      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The following discussion and analysis provides information regarding the Company's financial position as of December 31, 1996 and 1997, and its results of operations for the years ended December 31, 1995, 1996, and 1997. This discussion should be read in conjunction with the preceding "Selected Consolidated Financial and Operating Data" and the Company's Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.


INTRODUCTION

         The Company's results of operations are affected primarily by (i) the level of commercial and industrial construction in its principal markets, (ii) the Company's ability to win project contracts, (iii) the amount and complexity of project changes requested by customers or general contractors, (iv) the Company's success in utilizing its resources at or near full capacity, and (v) the Company's ability to complete contracts on a timely and cost effective basis. The level of commercial and industrial construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

         The Company believes that there is an increasing trend in the steel fabrication and erection industry to design and build large, complex projects according to accelerated time schedules. With many projects, only a portion of the detail design drawings are completed when construction begins. The remaining drawings are completed, with numerous design changes being implemented, throughout the construction process. These fast track,"design-as-you-go" projects are well-suited to integrated contractors that can (i) reduce the logistical and coordination problems inherent in the use of multiple subcontractors to complete a large, complex project and (ii) more efficiently respond to rapid and multiple design changes while minimizing project delays and cost overruns commonly associated with such changes. The complexity and size of these projects requires subcontractors possessing extended financial and operational capabilities. Typically, these projects offer greater potential profit than small, less complex projects because project management and overhead requirements for large projects usually are proportionately less. Individual large projects can have a substantial impact upon the Company's results of operations and cause significant fluctuations from quarter to quarter.

         The Company obtains contracts through competitive bidding or negotiation, which generally are either fixed price or cost-plus arrangements. During 1996 and 1997, approximately $94.0 million (91.0%) and $133.8 million (96.8%), respectively, of the Company's revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, the Company must estimate its costs, including projected increases in labor, material, and service costs. Project duration typically lasts from three to twelve months.

         The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of costs incurred to date to the estimated total cost to complete the project. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that will be paid for the change. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

         Cost of revenues consists of the costs of materials, equipment, direct labor, fringe benefits, and indirect costs associated with detailing, fabrication and erection, including rent, depreciation and supervisory labor. Other costs not associated with specific projects are included in general and administrative expenses.

         Gross profit margins can be positively affected by large, more complex projects, the percentage of negotiated contracts relative to competitively bid contracts, the number and scope of contract modifications and improvements in operating efficiencies. Gross profit margins can be adversely affected by construction delays, inefficient or underutilization of the Company's resources, availability and cost of materials and labor, the timing and performance of work by other contractors, weather conditions and construction site conditions.

         Backlog increases as contract commitments are obtained, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under the contract. The timing of contract commitments, the size of projects and other factors beyond the Company's control can cause significant fluctuation in backlog outstanding at any given date.

         Prior to the completion of the Company's initial public offering in July 1997, the Company was taxed as an S corporation for income tax purposes. Accordingly, its income was taxed directly to its stockholders. Immediately prior to the offering, the Company's S corporation election was revoked and the Company became subject to income tax as a C corporation. For purposes of the financial information contained in this section, pro forma income tax expense has been included assuming an income tax rate of 40%, and pro forma net income reflects this provision.

         On March 17, 1998, the Company entered into a non-binding letter of intent to acquire all of the outstanding capital stock of Addison Structural Services, Inc. Substantially all of the purchase price will be paid in cash. The transaction is subject to a number of contingencies and closing conditions, and there can be no assurance that the transaction will be consummated on the terms currently anticipated, if at all. See "Business-Recent Developments."

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                               YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                           1995           1996           1997
                                          ------         ------         ------
Revenues .............................     100.0%         100.0%         100.0%
Cost of revenues .....................      87.3           83.7           85.3
                                          ------         ------         ------
  Gross Profit .......................      12.7           16.3           14.7
General and administrative expenses ..       8.5            6.5            6.4
                                          ------         ------         ------
  Operating income ...................       4.2            9.8            8.3
Interest expense .....................      (1.2)          (0.4)          (0.3)
Other income .........................       1.0            0.3            0.4
                                          ------         ------         ------
Income before income taxes ...........       4.0            9.7            8.4
Provision for income taxes ...........        --             --            2.1
Pro forma income taxes ...............       1.6            3.9            1.1
                                          ------         ------         ------
Pro forma net income .................       2.4%           5.8%           5.2%
                                          ======         ======         ======

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues. Revenues increased by 33.0% to $138.2 million in 1997 from $103.9 million in 1996. The increase was largely attributable to an increase in revenues generated from the Bank One Ballpark project of $19.2 million to $39.0 million in 1997 from revenues of $19.8 million in 1996. Revenues for 1997 also include $10.1 million of revenues of B&K Steel following its acquisition by the Company on January 31, 1997 for which there were no respective revenues in 1996. The average revenues for the Company's ten largest revenue generating projects was $9.3 million in 1997 versus $7.8 million in 1996, which represents a 19.2% increase.

         Gross profit. Gross profit increased 19.8% to $20.3 million in 1997 from $16.9 million in 1996 primarily due to the 33.0% increase in revenues. As a percentage of revenues, gross profit decreased to 14.7% in 1997 from 16.3% in 1996. The decrease as a percentage of revenues was primarily attributable to above average 1996 margins resulting from higher than anticipated revenues from requested contract modifications and higher then expected costs on the Company's largest contract as a result of increased efforts on the project for which the Company is not assured of being reimbursed.

         General and administrative expenses. General and administrative expenses increased by 32.2% to $8.9 million in 1997 from $6.7 million in 1996. Of the $2.2 million increase in 1997, $1.7 million was attributable to additional general and administrative costs resulting from the B&K Steel acquisition and the remaining $500,000 was attributable to increases required to support the increased revenues in 1997. General and administrative expenses as a percentage of revenues remained relatively constant at 6.4% in 1997 compared to 6.5% in 1996. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services, none of which increased in proportion to the increase in revenues, primarily because the Company's higher average contracts during the period did not require proportionately higher general and administrative expenses.

         Interest expense. Interest expense decreased by 23.0% to $348,000 in 1997 from $452,000 in 1996. The decrease was attributable largely to the lower average monthly line of credit borrowings and more favorable interest rate terms.

         Other income. Other income increased 71.6% to $520,000 in 1997 from $303,000 in 1996. The increases in other income was primarily attributable to earnings on funds invested.

         Income tax expense. Income tax expense for 1997 was $2.8 million which represents a 40% effective tax rate on earnings of the Company from the date of its S corporation status termination on June 26, 1997. The 1997 expense is offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company's S corporation status for the effect of cumulative temporary differences as of the date of the S corporation termination. Prior to 1997, the Company was an S corporation and the related S corporation earnings were taxed directly to the stockholders.

         Pro forma net income. Pro forma net income increased by 19.7% to $7.2 million in 1997 from 6.0 million in 1996.

         Backlog. Backlog decreased 15.6% to $56.8 million at December 31, 1997 from $67.3 million at December 31, 1996. The $10.5 million net decrease is due to a decrease of backlog of $32.4 million to $1.9 million in 1997 from $34.3 million in 1996 relating to the Bank One Ballpark project. This decrease was offset by an increase in backlog related to three significant projects awarded in 1997 for which backlog is approximately $21.6 million on total contract amounts of $31.5 million. Of the backlog at December 31, 1997, approximately $12.2 million was attributable to two projects for a single customer in Las Vegas, Nevada, and approximately $9.4 million was attributable to one project in Phoenix, Arizona.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Revenues increased by 67.4% to $103.9 million in 1996 from $62.1 million in 1995. The increase was attributable primarily to larger individual contracts in 1996 compared to 1995, including the Bank One Ballpark, which contributed $19.8 million. The Bank One Ballpark project is expected to generate total revenues approaching $55.0 million when completed in 1998. The average revenues for the Company's ten largest revenue generating projects was $7.8 million in 1996 versus $3.3 million in 1995. Excluding Bank One Ballpark, the ten largest revenue generating projects averaged $6.4 million in 1996, which represented a 93.9% increase over the 1995 average of $3.3 million.

         Gross profit. Gross profit increased by 115.0% to $16.9 million in 1996 from $7.9 million in 1995 primarily due to the 67.4% increase in revenues. As a percentage of revenues, gross profit increased to 16.3% in 1996 from 12.7% in 1995. The increase as a percentage of revenues was attributable primarily to greater overhead absorption, better pricing associated with larger projects, improved operating efficiencies, and modifications to specific contracts. By obtaining larger average value and more complex contracts, the Company has been able to realize higher gross margins on such projects, a trend that was reflected in the Company's gross profit in 1996. In addition, many of the Company's fixed costs, such as depreciation, increased proportionately less than the 67.4% increase in revenues, which further served to improve gross margins.

         General and administrative expenses. General and administrative expenses increased by 27.1% to $6.7 million in 1996 from $5.3 million in 1995. Of the $1.4 million increase in 1996, $590,000 was attributable to bonus payments to employees and $529,000 was attributable to a deferred compensation plan implemented in 1996. The Company's deferred compensation plan was terminated in 1997. General and administrative expenses as a percentage of revenues decreased to 6.5% in 1996 from 8.5% in 1995 due to the benefits of having larger average contracts in 1996. In 1995, the Company experienced a 9.0% decrease in revenues from 1994 and elected not to reduce general and administrative costs proportionately in anticipation of future contract awards, thereby causing higher general and administrative expenses as a percentage of revenues.

         Interest expense. Interest expense decreased by 39.9% to $452,000 in 1996 from $752,000 in 1995. The decrease was attributable to the lower average line of credit borrowings, which reflected in large part the Company's ability to increase its billings in excess of costs and recognized earnings on uncompleted contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Pro forma net income. Pro forma net income increased by 310.2% to $6.0 million in 1996 from $1.5 million in 1995.

         Backlog. Backlog at December 31, 1996 was $13.5 million less than at December 31, 1995 due to the receipt of four contract awards that collectively represented backlog of $47.2 million at December 31, 1995. Additionally, the high level of backlog at the end of the first quarter of 1996 caused the Company to become more selective in the pursuit of new contract awards during the remainder of the year. Of the backlog at December 31, 1996, approximately $13.1 million was attributable to three projects for a single customer in Las Vegas, Nevada, and approximately $34.3 million was attributable to the Bank One Ballpark project in Phoenix, Arizona.

LIQUIDITY AND CAPITAL RESOURCES

         The Company completed its initial public offering of 2,000,000 shares of Common Stock on or about July 1, 1997, and closed such offering on July 7, 1997. The offering yielded $14.0 million in proceeds net of underwriting discounts and other costs. The Company used approximately $7.0 million of the proceeds to fund S corporation distributions, and has used the remaining proceeds to purchase specialized fabrication equipment and to fund general corporate purposes.

         The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At December 31, 1997, the Company had $2.6 million of borrowings under its line of credit due in large part to its decrease in billings in excess of costs and recognized earnings on uncompleted contracts of $8.3 million and a $6.6 million increase in receivables during 1997. At December 31, 1997, the Company had working capital of approximately $22.5 million. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near term operating needs.

         The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities required cash flows of $4.5 million for the year ended December 31, 1997 and provided cash flows of $14.4 million for the year ended December 31, 1996. For the year ended December 31, 1997, operating cash flows were less than net income (excluding pro forma income taxes) due to the $8.3 million decrease in billings in excess of costs and recognized earnings on uncompleted contracts, a $6.6 million increase in receivables, and other net working capital fluctuations. The increase in billings in excess of costs and recognized earnings on uncompleted contracts was a result of project advance billings being recognized as revenues and costs under percentage of completion accounting as the contracts moved toward completion. The increase in receivables was due to an increase of $1.5 million in retentions as projects moved toward total completion and the continued growth of revenues. Investing activities required $3.6 million for the year ended December 31, 1997 and $2.3 million during the year ended December 31, 1996, substantially all of which were related to purchases of property and equipment in 1997 and 1996 and the cash portion of the acquisition of B&K Steel in 1997. Financing activities provided $1.1 million for the year ended December 31, 1997 and consumed $5.1 million for the year ended December 31, 1996. Cash provided by financing activities in 1997 was primarily a result of $14.0 million net proceeds from the issuance of 2 million additional shares of Common Stock offset by $13.8 million in S corporation stockholder distributions, of which $7.0 million was distributed at the effective date of the offering. Cash consumed by financing activities in 1996 was related primarily to repayments of long-term debt, payments on line of credit balances and $2.3 million of stockholder distributions.

         As described above, the Company has entered into a non-binding letter of intent to acquire Addison. See "Business-Recent Developments." If the Company ultimately consummates such acquisition on the terms currently anticipated, it would not, and does not expect to have, sufficient working capital or available credit under its bank credit facilities to pay the entire purchase price in the transaction. The Company is currently pursuing various debt financing alternatives in connection with this and potentially other acquisitions.

         The Company maintains a $10.0 million credit facility with a commercial bank that is subject to renewal on June 30, 1999 and is collateralized by contract receivables, equipment and inventory. The Company's credit facility requires that the Company maintain minimum tangible net worth of $19.0 million, minimum owners equity (the sum of capital, capital surplus and retained earnings divided by total assets) of 40%, a minimum current ratio of 1.25 to 1.0, and minimum debt coverage ratio of 1.5 to 1.0 (net profit after tax plus depreciation and amortization plus changes in deferred taxes divided by long-term debt including current maturities). The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the Company's lender. Under this facility, the Company may borrow up to an amount equal to the greater of (a) 75% of qualifying contracts receivable and inventories of up to a maximum of $10.0 million, or (b) a maximum of $5.0 million based on the greater of (i) 50% of the net book value of fixed assets or (ii) 75% of the fair market value of fixed assets. The Company's ability to borrow is subject to, among other restrictions, billings in excess of costs and recognized earnings on uncompleted contracts. At December 31, 1997, there was $6.2 million available under the line for future borrowings.

         The Company has two other long-term debt commitments that are related to its property and equipment. One is a subordinated note payable to a limited partnership comprised of David A. Schuff, Scott Schuff and certain of their family members, which requires monthly payments of $12,037 plus interest and matures in 2003. The balance on this loan was approximately $1.8 million at December 31, 1997. The other long-term debt of the Company consists of two notes in the aggregate principal amount of $796,250 incurred as part of the consideration paid to the sellers in the B&K Steel acquisition. Such notes are payable in five equal annual installments ending in 2002. The acquisition of B&K Steel, which had 1996 revenues of approximately $9.4 million and 1997 revenues of approximately $10.1 million, was accounted for under the purchase method of accounting. The fair value of the tangible net assets acquired approximated the purchase price so no goodwill was recorded with respect to the transaction.

         Effective December 10, 1997, the Company obtained a $10,000,000 line of credit (the "Acquisition Facility") with a commercial bank solely to finance the acquisition of other companies. The covenants of this facility are consistent with the credit facility mentioned above. The Acquisition Facility is collateralized by the Company's accounts receivable, inventory and equipment, any real property or securities purchased by utilization of the credit facility or owned by a purchased subsidiary, and other items as described in the credit facility agreement. Interest is payable in one, two, or three month periods at the LIBOR or prime rate plus 0.25 percent. Outstanding principal on the acquisition line will be payable in installments commencing on January 30, 1999, as described in the acquisition facility agreement. At December 31, 1997, no amounts were outstanding under the acquisition line.

         The Company leases its fabrication and office facilities from a partnership in which the present beneficial stockholders of the Company and their family members are the general and limited partners. Under the lease for the Company's principal fabrication and office facilities, the Company's annual rental payments were $295,000 in 1997, increasing to $414,000 for 1998, $556,000 for 1999, $601,000 in 2000, and $605,000 in each year thereafter during the 20 year term of the lease. The lease agreement for the B&K Steel property and equipment provides for rental payments in the amount of $340,000 per year over the 20 year term of the lease. The Company also leases additional office facilities adjacent to the Company's existing principal office and shop facilities. This office lease provides for rental payments of $135,000 per year over the 20 year term of the lease. See Item 2. "Properties."

         The Company estimates that its capital expenditures for 1998 will be approximately $1.5 million. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions, including the acquisition of Addison, and may require additional equity or debt financing.

IMPACT OF RECENTLY  ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which was adopted by the Company on December 31, 1997. SFAS No. 128 replaced the previously reported primary or fully diluted pro forma earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for each of the periods presented was not material.

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") was issued by the FASB in June 1997, and is effective for periods beginning after December 15, 1997. For periods after that time, the Company will be required to change the method currently used to compute income and to restate all prior periods. Under the new requirements for calculating income, SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The impact of SFAS No. 130 on the calculation of comprehensive income for these periods was not material.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

         The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5." Market for Registrant's Common Equity and Related Stockholder Matters," could affect the Company's future operating results, financial condition, and the market price of its Common Stock.

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

No Assurance of Successful Acquisitions

         In addition to Addison, the Company intends to consider acquisitions of and alliances with other companies in its industry that could complement the Company's business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, which could increase the Company's operating expenses. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as diverting attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has devoted and expects to continue to devote substantial management attention and resources to the proposed acquisition of Addison. In addition, the Company does not currently have sufficient working capital or available bank financing to pay the entire purchase price in the acquisition, and is pursuing various debt financing alternatives. In the event the Company completes the acquisition, it is currently anticipated that the Company would incur additional indebtedness. In addition, due to the geographic disposition of Addison's operations from the Company's present facilities and management, the Company will be dependent on the retention and future performance of Addison's officers and employees for the day-to-day operations of Addison.

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

Operating Risks; Litigation

         Construction and heavy steel plate weldments involve a high degree of operational risk. Natural disasters, adverse weather conditions, design, fabrication and erection errors and work environment accidents can cause death or personal injury, property damage and suspension of operations. The occurrence of any of these events could result in loss of revenues, increased costs, and liability to third parties. The Company is subject to litigation claims in the ordinary course of business, including lawsuits asserting substantial claims. Currently, the Company does not maintain any reserves for its ongoing litigation. The Company periodically reviews the need to maintain a litigation reserve. The Company maintains risk management, insurance, and safety programs intended to prevent or mitigate losses. There can be no assurance that any of these programs will be adequate or that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable.

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

Risks Associated with Percentage of Completion Accounting

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

Dependence Upon Key Personnel

         The Company's success depends on the continued services of the Company's senior management and key employees as well as the Company's ability to attract additional members to its management team with experience in the steel fabrication and erection industry. Although the Company has implemented a stock option plan designed to retain key management and other employees, and believes that it offers competitive compensation to such personnel, the Company is not currently a party to any employment agreements with its executive management personnel or other key employees. The unexpected loss of the services of any of the Company's management or other key personnel, or its inability to attract new management when necessary, could have a material adverse effect upon the Company.

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

Year 2000

         The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

         The assessment and necessary modifications for the Year 2000 issue is estimated to be completed in early 1999. The Company believes that with current systems and anticipated modifications, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and necessary conversions are not made or not completed timely, the year 2000 issue could have a material impact on the operations of the Company. There can also be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. Any remaining costs of the year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

Forward Looking Statements

         This Annual Report on Form 10-K, including Item 1. "Business," Item 3. "Legal Proceedings," the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Forward looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Annual Report, including Item 1 "Business," Item 3 "Legal Proceedings," the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Report and Consolidated Financial Statements of the Company, including the Notes to such statements, are set forth on pages F-1 through F-27.


             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountant in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.


                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding (i) directors and executive officers of the Company is set forth under the caption "Information Concerning Directors and Executive Officers" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") incorporated by reference into this Form 10-K Report, which has been filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company's 1998 Proxy Statement is not being filed as a part hereof.


                        ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1998 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1998 Proxy Statement are not incorporated by reference herein.


          ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which information is incorporated herein by reference.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relationships" in the 1998 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                   ON FORM 8-K

         (a)      CONSOLIDATED FINANCIAL STATEMENTS.

             The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                         Page
                                                                                                         ----
         Report of Ernst & Young LLP, Independent Auditors............................................    F-1

         Consolidated Financial Statements and Notes thereto of Schuff Steel Company:

                  Consolidated Balance Sheets at December 31, 1997 and 1996...........................    F-2

                  Consolidated Statements of Income for the years ended December 31, 1997, 1996,
                  and 1995............................................................................    F-4

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1997, 1996, and 1995...................................................    F-5

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997,
                  1996, and  1995.....................................................................    F-6

                  Notes to Consolidated Financial Statements..........................................    F-7

     (b)          REPORTS ON FORM 8-K.

          No report on Form 8-K was filed during the last quarter of the period covered by this report.

     (c)          EXHIBITS AND SCHEDULES.

          The following exhibits and schedules are filed as part of this Annual Report on Form 10-K.

          (i)     EXHIBITS


        EXHIBIT
         NUMBER                          Description
         ------                          -----------
         3.1(a)   Certificate of Incorporation of the Registrant (1)

         3.1(b)   Certificate of Amendment of Certificate of Incorporation of
                    the Registrant (1)

         3.2      Bylaws of the Registrant (1)

         4.1      Certificate of Incorporation of the Registrant
                    (filed as Exhibit 3.1) (1)

         10.1(a)  Loan Agreement dated June 30, 1996 between the Registrant and
                     Bank One, Arizona, NA (1)

         10.1(b)  Variable Rate Revolving Line of Credit Note dated
                     June 30, 1996 (1)

         10.2(a)  Revolving Line of Credit Loan Agreement and Addendum dated
                     June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)

         10.2(b)  Variable Rate Revolving Line of Credit Note and Addendum
                     dated June 30, 1995(1)

         10.2(c)  Modification Agreement dated June 30, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(d)  Continuing Guaranty dated June 30, 1995 between David A.
                  Schuff, Nancy A. Schuff and Bank One, Arizona, NA (1)

         10.2(e)  Continuing Guaranty dated June 30, 1995 between Scott A.
                  Schuff and Bank One, Arizona, NA (1)

         10.2(f)  Modification Agreement dated March 31, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(g)  Modification Letter Agreement dated May 7, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(h)  Modification Agreement dated June 30, 1997 between the
                  Registrant and Bank One, Arizona, NA (2)

         10.2(i)  Continuing Guaranty dated June 30, 1997 between B & K Steel
                  Fabrications, Inc. and Bank One, Arizona, NA (2)

         10.2(j)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property Located at 420 South 19th Avenue, Phoenix, Arizona (2)

         10.2(k)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property located at 1833-1841 West Buchanan Street, Phoenix,
                  Arizona (2)

         10.2(l)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property Located at 619 North Cooper Road, Gilbert, Arizona (2)

         10.2(m)  Subordination Agreement dated June 30, 1997 between 19th
                  Avenue/Buchanan Limited Partnership, the Registrant and
                  Bank One, Arizona, NA (2)

         10.3(a)  Loan Agreement and Addendum dated June 30, 1995 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.3(b)  Variable Rate Line of Credit Note and Addendum dated June 30,
                  1995 (1)

         10.3(c)  Modification Agreement dated June 30, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.4     Continuing Guaranty dated April 22, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.5     Guaranty of Payment dated April 22, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.6     Guaranty of Payment dated January 31, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.7 Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/Buchanan Limited Partnership (1)

         10.7.1   Modification and Extension Agreement dated as of September 30,
                  1997 between the Registrant and 19th Avenue/Buchanan Limited
                  Partnership (3)

         10.8     Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix,
                  Arizona between 19th Avenue/Buchanan Limited Partnership and the Registrant (1)


         10.9     Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert,
                  Arizona between 19th Avenue/Buchanan Limited Partnership and the Registrant (1)

         10.10    Lease dated May 1, 1997 for 1841 W. Buchanan Street in
                  Phoenix, Arizona between 19th Avenue/Buchanan Limited
                  Partnership and the Registrant (1)

         10.11    Schuff Steel Company Supplemental Retirement and Deferred
                  Compensation Plan (1)*

         10.12(a) Schuff Steel Company 1997 Stock Option Plan (1)*

         10.12(b) Form of Incentive Stock Option Agreement for 1997 Stock Option
                  Plan (1)*

         10.12(c) Form of Non-Qualified Stock Option Agreement for 1997 Stock
                  Option Plan (1)*

         10.13 Form of Indemnity Agreement between the Registrant and its directors (1)

         10.14(a) Modification and Extension Agreement dated as of September 30,
                  1997 between the Registrant and 19th Avenue/Buchanan Limited
                  Partnership (2)

         10.15(a) Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA

         10.15(b) Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA

         23.1     Consent of Ernst & Young LLP, independent auditors

         24.1     Power of Attorney of David A. Schuff

         24.2     Power of Attorney of Dennis DeConcini

         24.3     Power of Attorney of Edward M. Carson

         27       Financial Data Schedule


          (ii)       FINANCIAL STATEMENT SCHEDULES:

          The financial statement schedules have been omitted since they are not applicable or the information required to be set forth therein is contained elsewhere herein.
------------------

*         Indicates a management contract or compensation plan.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHUFF STEEL COMPANY,
                                   a Delaware corporation


                                   By: /s/ Scott A. Schuff
                                      ----------------------------------------
                                          Scott A. Schuff
                                          President and Chief Executive Officer

                                   Date:  March 31, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name and Signature                                  Title                          Date
         ------------------                                  -----                          ----
 /s/ Scott A. Schuff                                  President, Chief Executive           March 31, 1998
----------------------------------                    Officer and
Scott A. Schuff                                       Director (Principal Executive
                                                      Officer)




 /s/ Kenneth F. Zylstra                               Vice President and                   March 31, 1998
----------------------------------                    Chief Financial Officer,
Kenneth F. Zylstra                                    Secretary, Treasurer and Director
                                                      (Principal financial and
                                                      accounting officer)





                *                                     Chairman of the Board of             March 31, 1998
----------------------------------                    Directors
David A. Schuff


                *                                                                          March 31, 1998
----------------------------------                    Director
Dennis DeConcini


                *                                                                          March 31, 1998
----------------------------------                    Director
Edward M. Carson


* By:   /s/ Kenneth F. Zylstra
        ------------------------------
        Kenneth F. Zylstra
         Attorney-in-Fact

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Schuff Steel Company


We have audited the accompanying consolidated balance sheets of Schuff Steel Company and subsidiaries as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff Steel Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                      /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 20, 1998, except for Note 16 as to which the date is March 18, 1998

                              Schuff Steel Company

                           Consolidated Balance Sheets

                                                                                  DECEMBER 31
                                                                             1997             1996
                                                                            -------          -------
                                                                                 (in thousands)
         ASSETS
         Current assets:
            Cash and cash equivalents                                       $   197          $ 7,253
            Restricted funds on deposit                                       2,096            2,249
            Receivables                                                      24,717           16,885
            Costs and recognized earnings in excess of billings on
              uncompleted contracts                                           3,982            3,331
            Inventories                                                       2,364            1,279
            Prepaid expenses                                                    750              178
            Deferred income taxes                                               417               --
                                                                            -------          -------

                                              TOTAL CURRENT ASSETS           34,523           31,175

         Property and equipment, net                                          7,415            5,116

         Other assets                                                           100              106


                                                                            =======          =======
                                                                            $42,038          $36,397
                                                                            =======          =======


See accompanying notes.

                              Schuff Steel Company

                                                                                             DECEMBER 31
                                                                                       1997             1996
                                                                                     -------          --------
                                                                                           (in thousands)
         LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                                                         $ 5,749          $  4,043
            Accrued payroll and employee benefits                                      1,023             1,539
            Insurance payable                                                            721               181
            Other accrued liabilities                                                    420               186
            Billings in excess of costs and recognized earnings on
              uncompleted contracts                                                    3,758            12,051
            Stockholder distributions payable                                             --             4,555
            Current portion of long-term debt                                            304               144
                                                                                     -------          --------

                                              TOTAL CURRENT LIABILITIES               11,975            22,699

         Long-term debt, less current portion                                          4,927             2,753
         Deferred income taxes                                                           226                --
         Other liabilities                                                               237               263

         Stockholders' equity
            Preferred Stock, $.001 par value - authorized 1,000,000 shares,
              none issued                                                                 --                --
            Common Stock, $.001 par value - authorized 20,000,000 shares,
              7,000,000 and 5,000,000 shares issued and outstanding in
              1997 and 1996, respectively                                                  7                 5
            Additional paid-in-capital                                                14,013                15
            Unfunded pension losses                                                       --              (519)
            Retained earnings                                                         10,653            11,181
                                                                                     -------          --------
                                                                                      24,673            10,682
                                                                                     =======          ========
                                                                                     $42,038          $ 36,397
                                                                                     =======          ========


See accompanying notes.

                              Schuff Steel Company

                        Consolidated Statements of Income


                                                                                YEAR ENDED DECEMBER 31
                                                                           1997          1996          1995
                                                                        ----------     ---------     ---------
                                                                          (in thousands except per share data)
Revenues                                                                $  138,218     $ 103,912     $  62,090
Cost of revenues                                                           117,955        86,998        54,222
                                                                        ----------     ---------     ---------
                                                       GROSS PROFIT         20,263        16,914         7,868
General and administrative expenses                                          8,880         6,715         5,284
                                                                        ----------     ---------     ---------
                                                   OPERATING INCOME         11,383        10,199         2,584
Interest expense                                                              (348)         (452)         (752)
Other income                                                                   520           303           618
                                                                        ----------     ---------     ---------
                                            NET INCOME BEFORE TAXES         11,555        10,050         2,450

Provision for income taxes                                                   2,823             -             -
                                                                        ==========     =========     =========
                                                         NET INCOME     $    8,732     $  10,050     $   2,450
                                                                        ==========     =========     =========

Pro forma net income data (unaudited)

Net income as reported                                                  $    8,732     $  10,050
Pro forma additional tax provision                                           1,513         4,020
                                                                       -----------   -----------
Pro forma net income                                                    $    7,219     $   6,030
                                                                       ===========   ===========

Pro forma net income per share:
   Basic                                                               $      1.12   $      1.02
                                                                       ===========   ===========
   Diluted                                                             $      1.10   $      1.02
                                                                       ===========   ===========


Weighted average shares used in computation:
   Basic                                                                     6,457         5,941
                                                                       ===========   ===========
   Diluted                                                                   6,556         5,941
                                                                       ===========   ===========


See accompanying notes.

                              Schuff Steel Company

           Consolidated Statements of Changes in Stockholders' Equity

                                         Common Stock     Additional     Unfunded
                                      -----------------     Paid-In      Pension      Retained
                                      Shares     Amount     Capital       Losses       Earnings          Total
                                      ------     ------     -------       ------       --------          -----
                                                                  (in thousands)
Balance December 31, 1994              5,000       $5       $    15       $(563)       $  6,575        $  6,032
   Changes in unfunded pension
     losses                               --        -            --         137              --             137
   Distributions to stockholders          --        -            --          --          (1,851)         (1,851)
   Net income                             --        -            --          --           2,450           2,450
                                       -----       --       -------       -----        --------        --------
Balance December 31, 1995              5,000        5            15        (426)          7,174           6,768
   Changes in unfunded pension
     losses                               --        -            --         (93)             --             (93)
   Distributions to stockholders          --        -            --          --          (6,043)         (6,043)
   Net income                             --        -            --          --          10,050          10,050
                                       -----       --       -------       -----        --------        --------
Balance December 31, 1996              5,000        5            15        (519)         11,181          10,682
   Issuance of common stock, net
     of offering expenses              2,000        2        13,998          --              --          14,000
   Changes in unfunded pension
     losses                               --        -            --         519              --             519
   Distributions to stockholders          --        -            --          --          (9,260)         (9,260)
   Net income                             --        -            --          --           8,732           8,732
                                       =====       ==       =======       =====        ========        ========
Balance December 31, 1997              7,000       $7       $14,013       $  --        $ 10,653        $ 24,673
                                       =====       ==       =======       =====        ========        ========


See accompanying notes.

                              Schuff Steel Company
                      Consolidated Statements of Cash Flows

                                                                                        YEAR ENDED DECEMBER 31
                                                                                1997            1996            1995
                                                                              --------        --------        --------
                                                                                           (in thousands)
OPERATING ACTIVITIES
Net income                                                                     $  8,732        $ 10,050        $  2,450
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                1,520           1,267           1,248
     Gain on disposal of property and equipment                                     (21)            (13)            (20)
     Deferred income taxes                                                         (191)             --              --
     Loss on pension plan termination                                               251              --              --
     Changes in operating assets and liabilities net of effects from purchase of B&K Steel Fabrications, Inc.:
         Restricted funds on deposit                                                153          (2,029)           (220)
         Receivables                                                             (6,585)         (5,598)          4,092
         Costs and recognized earnings in excess of billings on
           uncompleted contracts                                                    (53)         (2,255)         (1,014)
         Inventories                                                               (989)          6,491          (2,461)
         Prepaid expenses                                                          (479)             40              47
         Accounts payable                                                           917              58           1,882
         Accrued payroll and employee benefits                                     (541)            606            (322)
         Insurance payable                                                          540             253             (72)
         Other accrued liabilities                                                  205            (448)           (290)
         Billings in excess of costs and recognized earnings on
           uncompleted contracts                                                 (8,293)          6,111            (566)
         Deferred rents payable                                                     237              --              --
         Accrued pension cost                                                       111            (142)            (97)
                                                                              --------        --------        --------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,486)         14,391           4,657

INVESTING ACTIVITIES
Increase in receivables from stockholders                                            --            (185)             --
Repayment of receivables from stockholders                                           --              18              45
Acquisitions of property and equipment                                           (3,188)         (2,337)           (814)
Proceeds from disposals of property and equipment                                    79             189              30
Increase in other assets                                                           (100)             --              --
Purchase of business                                                               (427)             --              --
                                                                              --------        --------        --------
                                   NET CASH USED IN INVESTING ACTIVITIES         (3,636)         (2,315)           (739)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings                  23,874          33,500          64,558
Principal payments on revolving line of credit and long-term debt               (22,993)        (36,278)        (66,436)
Proceeds from issuance of common stock, net of offering expenses                 14,000              --              --
Cash distributions to stockholders                                              (13,815)         (2,334)         (1,814)
                                                                              --------        --------        --------
                  NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES          1,066          (5,112)         (3,692)
                                                                              --------        --------        --------
                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (7,056)          6,964             226
Cash and cash equivalents at beginning of year                                    7,253             289              63
                                                                               --------        --------        --------
                                CASH AND CASH EQUIVALENTS AT END OF YEAR       $    197        $  7,253        $    289
                                                                               ========        ========        ========


See accompanying notes.

                              Schuff Steel Company

                   Notes to Consolidated Financial Statements

                               December 31, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Schuff Steel Company (the Company) is a steel fabrication and erection contractor based in Phoenix, Arizona. The Company's construction projects are located primarily in Arizona, Nevada, California and South America.

Principles of Consolidation

As more fully described in Note 15, the Company acquired B&K Steel Fabrications, Inc. (B&K Steel) on January 31, 1997 and accounted for the transaction using the purchase method. Effective as of that date, B&K Steel became a wholly owned subsidiary of the Company and began consolidating its financial statements from the date of acquisition. All intercompany transactions have been eliminated for the year ended December 31, 1997. Financial statements for the years ended December 31, 1996 and 1995 are not consolidated since the Company had no subsidiaries during those periods.

Operating Cycle

Balance sheet items expected to be paid or received within one year are classified as current. Assets and liabilities relating to long-term construction contracts are included in current assets and current liabilities in the accompanying consolidated balance sheet, since they will be realized or liquidated in the normal course of contract completion, although completion may require more than one year.

Cash and cash equivalents

Cash consists of cash in noninterest bearing checking accounts. Cash equivalents consist of investments in a money market mutual fund which is invested in financial instruments and securities issued and guaranteed by the U.S. Treasury, the U.S. government or its agencies or instrumentalities. All such investments are completely liquid and are made through the Company's bank pursuant to an investment and custody agreement.

Restricted Funds on Deposit

Restricted funds on deposit represent funds on deposit in an interest bearing escrow account which is maintained in lieu of retention for a specific contract.

Inventories

Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

                              Schuff Steel Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost and is depreciated over the estimated useful lives, which generally range from five to ten years, of the related assets using the straight line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Amortization of leasehold improvements is included in depreciation and amortization.

Revenue and Cost Recognition

The Company performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon the ratio of the costs incurred to date to the total estimated costs to complete the project. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that is probable of being paid for the change. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retentions on contract receivables are amounts due on progress billings which are withheld until the completed project has been accepted by the customer.

Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenue earned under the percentage of completion method which has not been billed, and also include costs incurred in excess of the billings on contracts for which sufficient work has not been performed to allow for the recognition of revenue. Billings in excess of related costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenue allowed to be recognized under the percentage of completion method on those contracts.

                              Schuff Steel Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and accordingly, recognizes no compensation expense for these stock option grants.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

On June 26, 1997, the Company's stockholders elected to terminate the Company's status to be treated as an S Corporation. As an S Corporation, the Company was not subject to federal and state income taxes. Pro forma net income information presented in the consolidated statements of income reflects the provision for income taxes that would have been recorded had the Company been taxed on its income through the S Corporation termination date. As an S Corporation, the Company would from time to time make S Corporation distributions to its stockholders in amounts sufficient for the stockholders to pay their income tax liability related to the earnings of the Company. The actual provisions reported for the periods subsequent to the S Corporation termination date reflect the Company's C Corporation status.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, restricted funds on deposit, receivables, accounts payable, and other accrued liabilities are carried at amounts that reasonably approximate their fair values. The Company believes the carrying amount of their long-term debt approximates fair value at December 31, 1997 largely due to the variable nature of the interest rates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables. The Company maintains cash and cash equivalents, restricted funds on deposit and certain other financial instruments with large financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company's customers tend to be larger general contractors on adequately funded projects and the Company has certain lien rights.

                              Schuff Steel Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period for long-term contracts.

The Company has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues, and contract costs on its long-term contracts. The estimates inherent in such provisions are periodically evaluated and revisions are made as required to reflect the most up-to-date information. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Pro Forma Net Income Data

Basic pro forma net income per share is computed using the weighted average common shares outstanding and diluted pro forma net income per share is computed using the weighted average common shares and common stock equivalents if dilutive. Pro forma tax provision is based on the effective tax rate that the Company believes would have been incurred had the Company not been an S corporation for income tax purposes. That rate of 40 percent is comprised of a 34 percent federal statutory rate plus an effective state tax rate net of federal benefit of six percent.

Impact of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share" (SFAS No. 128), adopted by the Company on December 31, 1997. SFAS No. 128 replaced the previously reported primary or fully diluted pro forma earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for each of the periods presented was not material.

SFAS No. 130 "Reporting Comprehensive Income" (SFAS No. 130), issued by the FASB in June 1997, is effective for periods beginning after December 15, 1997. Under the new requirements for calculating income, this statement requires that an enterprise (a) classify items of other comprehensive income by

                              Schuff Steel Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The impact of SFAS No. 130 on the calculation of comprehensive income for these periods is not expected to be material.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Reclassifications

Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

2. RECEIVABLES AND CONTRACTS IN PROGRESS

Receivables consist of the following:

                                            DECEMBER 31
                                         1997          1996
                                        -------       -------
                                           (in thousands)
         Contract receivables:
            Contracts in progress       $18,094       $11,566
            Unbilled retentions           6,520         5,112
                                        -------       -------
                                         24,614        16,678
         Other receivables                  103           207
                                        =======       =======
                                        $24,717       $16,885
                                        =======       =======

Substantially all of the Company's receivables are due from general contractors located in Arizona, California, Nevada and South America.

                              Schuff Steel Company

2. RECEIVABLES AND CONTRACTS IN PROGRESS (CONTINUED)

Costs and estimated earnings on completed and uncompleted contracts consist of the following:

                                                                                       DECEMBER 31
                                                                               1997                  1996
                                                                             ---------             ---------
                                                                                   (in thousands)
         Costs incurred on completed and contracts in progress               $ 222,669             $ 165,108
         Estimated earnings                                                     32,274                23,058
                                                                             ---------             ---------
                                                                               254,943               188,166
         Less progress billings                                                254,719               196,886
                                                                             =========             =========
                                                                             $     224             $  (8,720)
                                                                             =========             =========

         Included in the accompanying consolidated
            balances sheets under the following captions:
              Costs and recognized earnings in excess of
                billings on uncompleted contracts                            $   3,982             $   3,331
              Billings in excess of costs and recognized earnings
                on uncompleted contracts                                        (3,758)              (12,051)
                                                                             ---------             ---------
                                                                             $     224             $  (8,720)
                                                                             =========             =========

3. INVENTORIES

Inventories consist of the following:

                                         DECEMBER 31
                                    1997              1996
                                   ------            ------
                                        (in thousands)
         Raw materials             $1,846            $  665
         Finished goods               518               614
                                   ======            ======
                                   $2,364            $1,279
                                   ======            ======

                              Schuff Steel Company

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                             DECEMBER 31
                                                                       1997               1996
                                                                      -------            -------
                                                                            (in thousands)
         Property and equipment:
            Leasehold improvements                                    $ 2,647            $ 2,334
            Furniture and fixtures                                        309                 91
            Transportation equipment                                    1,547              1,308
            Machinery and equipment                                    10,274              7,995
            Cranes                                                        644                654
            Office equipment                                              322                285
            Detailing equipment                                           316                 83
            EDP equipment                                               1,835              1,524
                                                                      -------            -------
                                                                       17,894             14,274
            Less amortization and accumulated depreciation             10,479              9,158
                                                                      =======            =======
                                                                      $ 7,415            $ 5,116
                                                                      =======            =======

5. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                                              DECEMBER 31
                                                                                                        1997              1996
                                                                                                       ------            ------
                                                                                                            (in thousands)
         Note payable to a bank under a revolving line of credit agreement maturing in
            1999, with interest payable monthly at the bank's prime rate                               $2,640            $   --
         Subordinated note payable to a related party, payable in monthly installments of
            $12,037, plus interest at the bank's prime rate plus 0.75 percent, maturing
            in 2003                                                                                     1,795             2,897
         Notes payable to related parties under a stock purchase agreement, payable in
            annual installments of $159,250 plus interest at 5.73 percent, maturing in 2002               796                --
                                                                                                       ------            ------
                                                                                                        5,231             2,897
         Less current portion                                                                             304               144
                                                                                                       ------            ------
                                                                                                       $4,927            $2,753
                                                                                                       ======            ======

                              Schuff Steel Company

5. LONG-TERM DEBT (CONTINUED)

The Company maintains a $10,000,000 credit facility with a commercial bank that is subject to renewal on June 30, 1999 and is collateralized by contract receivables, equipment and inventory. The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the Company's lender. Under this facility, the Company may borrow up to an amount equal to the greater of a) 75 percent of qualified contract receivables and inventories up to a maximum of $10,000,000, or b) a maximum of $5,000,000 based on the greater of i) 50 percent of the net book value of fixed assets, or ii) 75 percent of the fair market value of fixed assets. The Company's ability to borrow is also subject to, among other restrictions, billings in excess of costs and recognized earnings on uncompleted contracts. At December 31, 1997, there was approximately $6,200,000 of credit available under the credit facility for borrowings which has been reduced by approximately $945,000 of outstanding letters of credit under which the Company is committed. The Company's credit facility requires that the Company maintain certain financial ratios as well as other covenants. The Company made interest payments on its line of credit of approximately $45,000, $64,000 and $272,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average interest rate on the revolving line of credit was approximately 8.5 percent at December 31, 1997 and 1996.

The subordinated note payable to a related party is a long-term loan from a partnership owned by related parties which includes certain of the Company's stockholders. The partnership obtained the funds loaned to the Company from a bank under terms similar to those included in the loan it made to the Company. Under the terms of the loan agreement between the partnership and the bank, certain officers and stockholders of the Company have guaranteed repayment of the partnership's loan.

Effective December 10, 1997, the Company was granted a $10,000,000 line of credit agreement (Acquisition Line) with a commercial bank solely to finance the acquisition of other companies and/or their assets. The covenants of this agreement are consistent with the credit facility mentioned above. The Acquisition Line is collateralized by the Company's accounts receivable, inventory and equipment; any real property purchased through the credit agreement or property owned by an acquired subsidiary; and other items as defined in the agreement. Interest is payable in one, two, or three month periods at LIBOR or prime rate plus 0.25 percent. Borrowings under the Acquisition Line will be payable in installments as defined in the related agreement commencing on January 30, 1999. At December 31, 1997, no amounts were due under the acquisition line.

Annual principal amounts of long-term debt maturing subsequent to December 31, 1997 are: 1998--$304,000, 1999--$2,944,000, 2000--$304,000, 2001--$304,000,
2002--$304,000 and thereafter--$1,071,000. The Company made interest payments of approximately $325,000, $420,000 and $449,000 for the years ended December 31, 1997, 1996 and 1995, respectively, on its long-term debt.

                              Schuff Steel Company

6. STOCKHOLDERS' EQUITY

On May 8, 1997, the Company effected a 50,000 for one common stock split. Accordingly, all shares of common stock have been retroactively restated in the consolidated financial statements to reflect the effect of this stock split. At the same time the Company also reincorporated in Delaware and changed its authorized shares and classes of stock. The information set forth in the financial statements reflect the authorized shares after having given effect to the reincorporation.

On July 7, 1997, the Company sold 2,000,000 common shares pursuant to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The Company received net proceeds of approximately $14,000,000 from the sale of the shares of which approximately $7,000,000 was used to fund S Corporation distributions payable to stockholders of record of the Company immediately prior to the effective date of the Form S-1.

Prior to June 26, 1997, the Company's principal stockholders were the sole parties to a share repurchase agreement that was funded by life insurance proceeds and personal promissory notes in the event of the death of either stockholder. Under the terms of the Company's bank loan agreement, the Company was permitted to make distributions to enable the shareholders to pay the premiums on their life insurance policies. Effective June 26, 1997, with the termination of the Company's "S" election, this agreement was canceled.

Due to the Company's status as a qualified S corporation through June 26, 1997, there was no income tax expense to the Company for the period from January 1, 1997 through June 26, 1997 or the years ended December 31, 1996 and 1995. However, it was the policy of the Company to also make distributions to stockholders in such amounts as were required to enable them to pay income taxes attributable to their allocable share of taxable S corporation income from the Company through June 26, 1997. A final accounting was made by the Company in December 1997 for the period ended June 26, 1997 prior to the preparation and filing of the Company's final "S" corporation income tax return. Pursuant to provisions in the Company's bank loan agreement, the Company was also permitted at its discretion to declare an annual dividend to the stockholders providing the Company maintained certain financial criteria.

                              Schuff Steel Company

6. STOCKHOLDERS' EQUITY (CONTINUED)

Following is an analysis of stockholder distributions:

                                                                                     YEAR ENDED DECEMBER 31
                                                                           1997               1996                1995
                                                                          -------            -------             -------
                                                                                         (in thousands)
Stockholder distributions payable at beginning of year                    $ 4,555            $ 1,071             $ 1,297

Additions (deductions):
   Life insurance premiums                                                    173                346                 346
   Current year income taxes                                                2,087              5,105               1,217
   Prior year income taxes                                                     --                (73)                (93)
   Less:  Prior year refunds applied to current year taxes                     --                (35)                (79)
   Current year dividend                                                    7,000                700                 460
                                                                          -------            -------             -------
                                                                            9,260              6,043               1,851
                                                                          -------            -------             -------
Cash distributions:
   Life insurance premiums                                                    173                226                 226
   Current year income taxes                                                2,087                925                 369
   Prior year income taxes                                                  4,140                798                 691
   Current year dividend                                                    7,000                185                 128
   Prior year dividend                                                        415                200                 400
                                                                          -------            -------             -------
                                                                           13,815              2,334               1,814
                                                                          -------            -------             -------
Noncash distributions applied to receivables from stockholders                 --                225                 263
                                                                          -------            -------             -------
Stockholder distributions payable at end of year                          $    --            $ 4,555             $ 1,071
                                                                          =======            =======             =======

7. INCOME TAXES

As discussed in Note 1, on June 26, 1997, the Company's stockholders elected to terminate the Company's status as an "S" Corporation, and the Company became subject to federal and state income taxes. Upon revocation of the S Corporation election, the Company recorded a $300,000 credit to income as a deferred tax benefit for the effect of cumulative temporary differences as of the date of the termination. Prior to its termination as an S Corporation, the Company declared an additional distribution of $7,000,000 to its then current stockholders. The Company's retained earnings include undistributed S Corporation earnings of approximately $3,100,000 and certain C Corporation earnings prior to the Company's election of subchapter S Corporation status in 1987.

                              Schuff Steel Company

7. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities are composed of the following at December 31, 1997:

                                                                  (in thousands)
         Deferred tax assets:
            Vacation accrual                                            $190
            Deferred recognition on contracts in progress                174
            Property tax accrual                                          53
            Deferred rents payable                                        95
            Other                                                         35
                                                                        ----
                                                                         547

         Deferred tax liabilities:
            Depreciation                                                 158
            Pension accrual                                               48
            Other                                                        150
                                                                        ----
                                                                         356
                                                                        ----
            Net deferred tax assets                                     $191
                                                                        ====

Significant components of the income tax expense (benefit) for the year ended December 31, 1997 are as follows:

                               (in thousands)
         Current:
            Federal               $ 2,562
            State                     452
                                  -------
                                    3,014

         Deferred:
            Federal                  (163)
            State                     (28)
                                  -------
                                     (191)
                                  -------
                                  $ 2,823
                                  =======

                              Schuff Steel Company

7. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes follows:

                                                                               YEAR ENDED DECEMBER 31, 1997
                                                                             ACTUAL                PRO FORMA
                                                                             -------                -------
                                                                                   (in thousands)
         Tax at U.S. federal statutory rates                                 $ 3,929                $ 3,929
         State income taxes, net of federal tax benefit                          280                    693
         S Corporation termination                                              (300)                  (300)
         Tax attributable to S Corporation portion of earnings                (1,213)                    --
         Other                                                                   127                     14
                                                                             -------                -------
                                                                             $ 2,823                $ 4,336
                                                                             =======                =======

Total income tax payments for the period from June 27, 1997 (date of C Corporation commencement) to December 31, 1997 were approximately $3,012,000.

8. EMPLOYEE RETIREMENT PLANS

The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $70,000 and $35,000 for the years ended December 31, 1997 and 1996, respectively (none for 1995).

In 1996, the Company adopted the "Supplemental Retirement and Deferred Compensation Plan" for certain management employees. The Plan is an unfunded deferred compensation plan whereby the Company contributes an amount equal to 10 percent of annual net profits after deducting taxes to be paid by the stockholders, as defined in the Plan. During the year ended December 31, 1996, total expense recognized by the Company was $529,000, which was distributed to eligible employees in 1997 pursuant to termination of this Plan in January 1997.

Substantially all of the Company's fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,836,000, $1,122,000 and $883,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

                              Schuff Steel Company

8. EMPLOYEE RETIREMENT PLANS (CONTINUED)

The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 1997, the Company is required to contribute 40 cents to the plan (compared to 35 cents in 1996 and 30 cents in 1995) for each hour worked in the preceding month by each plan participant. The Company has also agreed to increase its hourly contribution by five cents per participant annually through the year 1999. The Company's funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $147,000, $124,000 and $97,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

In December 1997, the Company terminated a second, contributory defined benefit plan that had been maintained to provide pension and disability benefits to union steelworkers. The plan had previously been curtailed in 1989 when all pension credits were frozen. At the time of plan termination, all undistributed benefits were fully vested. Annuities were purchased to settle pension obligations under the terminated plans and excess pension assets returned to the Company. As a result of the settlement, the Company recorded a loss of approximately $251,000.

Prior to its termination in 1997, the Company accounted for pension expense under its noncontributory defined benefit pension plan under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." The weighted average discount rate used in determining the actuarial present value of accumulated and projected benefit obligations was 6.5 percent in 1996. The expected long-term rate of return on plan assets was 8.5 percent in 1996. The weighted average rate of compensation increase is not applicable because the benefit is not pay related.

                              Schuff Steel Company

8. EMPLOYEE RETIREMENT PLANS (CONTINUED)

The following table sets forth the funded status of the plan as provided by consulting actuaries at December 31, 1996:

                                                                                                        (in thousands)
         Actuarial present value of accumulated and projected benefit obligations, all of
            which are fully vested                                                                         $ 2,003
         Plan assets at fair value                                                                           1,740
                                                                                                           =======
         Funded status, projected benefit obligation in excess of plan assets                              $   263
                                                                                                           =======

         Comprised of:
            Prepaid pension cost before adjustment to recognize additional minimum liability               $   362
            Unrecognized net loss                                                                             (519)
            Unrecognized net obligation                                                                       (106)
                                                                                                           -------
         Adjustment to recognize minimum liability                                                         $  (263)
                                                                                                           =======

         Net pension cost includes the following components:
            Service costs                                                                                  $    50
            Interest cost on projected benefit obligation                                                      122
            Actual return on plan assets                                                                      (231)
            Net amortization and deferral                                                                      128
                                                                                                           =======
         Net period pension cost                                                                           $    69
                                                                                                           =======

                              Schuff Steel Company

9. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                                                                   1997           1996
                                                                                                   ------        ------
                                                                                                  (in thousands except
                                                                                                      per share date)
Numerator:
   Pro forma net income                                                                            $7,219        $6,030

Denominator:
   Weighted average shares                                                                          5,975         5,000
   Net effect of shares issued that are attributed to stockholder distributions made
     from initial public offering proceeds                                                            482           941
                                                                                                   ------        ------
Denominator for basic pro forma net income per share                                                6,457         5,941

Effect of dilutive securities:
   Employee and director stock options                                                                 99            --
                                                                                                   ======        ======
Denominator for diluted pro forma net income per share - adjusted weighted average
   shares and assumed conversions                                                                   6,556         5,941
                                                                                                   ======        ======

Pro forma net income per share:
   Basic                                                                                           $ 1.12        $ 1.02
                                                                                                   ======        ======
   Diluted                                                                                         $ 1.10        $ 1.02
                                                                                                   ======        ======

10. STOCK OPTIONS

The Company established a qualified stock option plan (Plan) effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company's Board of Directors. A summary of activity under the Plan is as follows:

                                                                      Outstanding Options
                                                        Shares                     Weighted-
                                                      Available                     Average
                                                        Under                       Exercise
                                                       Option          Price         Number
                                                       -------        -------        -------
Balance at February 5, 1997 (inception of Plan)             --             --        $    --
   Authorized                                          600,000             --             --
   Granted                                                  --        360,500           5.12
   Exercised                                                --             --             --
   Canceled                                                 --         48,500           5.00
                                                       =======        =======        =======
Balance at December 31, 1997                           600,000        312,000        $  5.14
                                                       =======        =======        =======
Exercisable at December 31, 1997                                        -0-
                                                                      =======

                              Schuff Steel Company

10. STOCK OPTIONS (CONTINUED)

The range of exercise prices for options outstanding at December 31, 1997 was $5.00 to $8.00 per option. The weighted-average remaining contractual life of those options is approximately nine years.

The Company's 1997 Stock Option Plan has authorized the grant of options up to 600,000 shares to officers, directors or key employees of the Company. All options have ten year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted during the year ended December 31, 1997 was $3.21.

The Company has elected to follow APB 25 and related Interpretations in accounting for its stock options issued to employees because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and pro forma earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black Scholes Option pricing model with the following weighted-average assumptions:

                                                         Year Ended December
                                                                 31,
                                                                 1997
                                                         --------------------
          Expected life of award                                 5 years
          Volatility                                                .699
          Risk-free interest rate                              6 percent
          Expected dividends yield                             0 percent

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below for the year ended December 31, 1997:


                                                                                               (in thousands)
          Pro forma net income as reported                                                         $7,219
          Pro forma net income including SFAS No. 123 expense                                      $7,114
          Pro forma earnings per share including SFAS No. 123 expense
             Basic                                                                                $  1.10
             Diluted                                                                              $  1.09

                              Schuff Steel Company

10. STOCK OPTIONS (CONTINUED)

Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on the net income for future years. In addition, The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the estimating models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. RELATED PARTY TRANSACTIONS

The Company leases certain property from a partnership owned by related parties which includes the Company's principal stockholders. Effective March 1, 1997, the Company terminated the existing lease and executed a new 20-year lease with the same partnership. The lease requires monthly lease payments ranging from $24,611 in 1997 to $50,427 in 2000 and thereafter with additional stipulated rent increases every five years based on the Consumer Price Index. The Company is also obligated to pay the partnership any taxes related to the lease payments.

Effective March 1, 1997, the Company also executed a 20-year lease of certain property with the partnership discussed above. Such property was part of the acquisition discussed in Note 15. The lease requires monthly lease payments of $28,333 with additional stipulated rent increases every five years based on the Consumer Price Index. The Company is also obligated to pay the partnership any taxes related to the lease payments.

Effective May 1, 1997, the Company also executed a 20-year lease of certain property with the partnership discussed above. The lease requires monthly lease payments of $11,250 with additional stipulated rent increases every five years based on the Consumer Price Index. The Company is also obligated to pay the partnership any taxes related to the lease payments. In connection with this lease, the Company was assigned and did assume two sub-lease agreements with an unrelated party for a portion of the property. The subleases were effective for the period from April 24, 1997 through June 30, 1997, and called for monthly rentals totaling $21,076. Effective July 1, 1997, the Company terminated one of the subleases and renegotiated the other. The new sublease has a term of two years (with options to extend an additional two years) and calls for monthly rentals of $7,669.

Rent expense under the related party leases totaled approximately $900,000 in 1997, $274,000 in 1996, and $264,000 in 1995, respectively.

                              Schuff Steel Company

11. RELATED PARTY TRANSACTIONS (CONTINUED)

Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 1997, are as follows:

                                                                                       (in thousands)
         1998                                                                           $   889
         1999                                                                             1,031
         2000                                                                             1,076
         2001                                                                             1,080
         2002                                                                             1,080
         Thereafter                                                                      15,324
                                                                                        -------
                                                                                        $20,480
                                                                                        =======

The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $259,000, $233,000 and $134,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

12. SIGNIFICANT CUSTOMERS

The Company had revenues to certain customers that were in excess of 10 percent of the respective years revenues as follows:

                                                  YEAR ENDED DECEMBER 31
                                              1997         1996         1995
                                              ----         ----         ----
          Customer A                            20%         13.4%        10.4%
          Customer B                            32%         19.5%         n/a
          Customer C                            n/a         13.7%         n/a
          Customer D                            n/a         11.5%         n/a
          Customer E                            n/a          n/a         11.2%
          Customer F                            n/a          n/a         14.4%

During the years ended December 31, 1997, 1996 and 1995, the Company's revenues included approximately $12,435,000, $14,280,000 and $1,894,000, respectively, relating to projects carried out internationally for which approximately $1,541,000 and $1,776,000 was in accounts receivable at December 31, 1997 and 1996, respectively.

                              Schuff Steel Company

13. OTHER INCOME

During 1995, the Company received $175,000 as a result of a settlement with third parties relating to damages to Company equipment. In addition, the Company received approximately $371,000 from a claim related to misappropriation of funds by a former employee.

14. CONTINGENCIES

The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while under the employ of the Company. The Company does not believe there is any such contingencies at December 31, 1997 for which the eventual outcome would have a material adverse impact on the Company.

During 1996, the primary contractor on the Company's largest contract has claimed that the Company was liable under delay provisions and is seeking damages. The Company believes that the reasons for the delay were such that the Company should not be liable and accordingly no reserves have been created for this claim.

During 1996, the Company was named as a defendant in a lawsuit relating to an incident at one of its worksites whereby one of its employees was killed in a crane accident. The Company believes the loss, if any, relating to the incident will be fully insured and does not expect the ultimate outcome of the matter to have a material adverse impact on its financial position.

Relating to the incident set forth in the prior paragraph, the Company has been named as a defendant in a lawsuit brought on by the crane operator who claims he was assaulted by employees of the Company after the incident. The Company's insurance carrier has declined coverage. However, management does not expect the amount of loss, if any, relating to the ultimate resolution of this matter to have a material adverse impact on its financial position regardless of whether or not the insurance carrier ultimately provides coverage.

15. PURCHASE OF SUBSIDIARY

On January 31, 1997, the Company acquired 100 percent of the outstanding capital stock of B&K Steel Fabrications, Inc. ("B&K"), a steel fabricator located in Gilbert, Arizona, for $1,223,194, consisting of $426,944 in cash and $796,250 in two promissory notes payable in annual installments over five years including interest at 5.73 percent. In addition, the Company prepaid $1,090,000 of the subordinated note payable discussed in Note 5 to enable a related party lessor to the Company to acquire the real property upon which B&K is located, and certain equipment attached to the property. The acquisition was not significant to the Company under the definitions used by the Securities and Exchange Commission and has been accounted for under the purchase method of accounting. After assigning fair values to the tangible assets acquired and liabilities assumed, there was no goodwill generated by the

                              Schuff Steel Company

15. PURCHASE OF SUBSIDIARY (CONTINUED)

purchase. The results of operations of B&K have been included in those of the Company commencing February 1, 1997. Had the purchase taken place as of January 1, 1996, the combined business would have had revenues of $113,291,000, income before taxes of $10,165,000, pro forma net income (using a 40 percent effective tax rate) of $6,099,000 and diluted pro forma net income per share of $1.03. However, such information may not be indicative of future operations of the combined business. Effective December 31, 1997, B&K was merged into the Company and, as a result, the corporate entity of B&K was dissolved.

16. SUBSEQUENT EVENTS

On March 18, 1998, the Company announced that it had executed a letter of intent to acquire all of the outstanding shares of stock of Addison Structural Services, Inc. (Addison). Addison had revenues of approximately $63.6 million for its fiscal year ended June 30, 1997. The Company is in the process of performing its due diligence with respect to the transaction and is attempting to obtain financing to complete the acquisition. However, there is no assurance that the transaction will ultimately be completed.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 follows (in thousands, except for per share amounts):

                                                                          Fiscal Year 1997
                                                        1st             2nd             3rd             4th
                                                        Qtr.            Qtr.            Qtr.            Qtr.
                                                       -------         -------         -------         -------
Revenues                                               $25,507         $37,177         $35,439         $40,095

Gross profit                                             3,852           4,438           5,865           6,108
Pro forma net income                                     1,034           1,752           2,162           2,271
Pro forma net income per share:
   Basic                                                 $0.17           $0.29           $0.31           $0.32
   Diluted                                               $0.17           $0.28           $0.30           $0.32
Weighted average number of shares outstanding:
  Basic                                                  5,941           5,941           6,931           7,000
  Diluted                                                6,152           6,286           7,118           7,148

                              Schuff Steel Company

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                            Fiscal Year 1996
                                                          1st             2nd             3rd             4th
                                                          Qtr.            Qtr.            Qtr.            Qtr.
                                                         -------         -------         -------         -------
Revenues                                                 $10,410         $29,691         $38,861         $24,950
Gross profit                                               1,992           4,091           5,885           4,946
Pro forma net income                                         325           1,547           2,467           1,691
Pro forma net income per share:
   Basic                                                   $0.05           $0.26           $0.42           $0.28
   Diluted                                                 $0.05           $0.26           $0.42           $0.28
Weighted average number of shares outstanding:
  Basic                                                    5,941           5,941           5,941           5,941
  Diluted                                                  5,941           5,941           5,941           5,941

The 1997 quarterly results for basic and diluted pro forma net income per share, when totaled, do not equal the basic and diluted net income per share for the year ended December 31, 1997. These variances are due to rounding and certain options being antidilutive for certain quarters but not for the year.

                                        EXHIBIT INDEX


        EXHIBIT
         NUMBER                          Description
         ------                          -----------
         3.1(a)   Certificate of Incorporation of the Registrant (1)

         3.1(b)   Certificate of Amendment of Certificate of Incorporation of
                    the Registrant (1)

         3.2      Bylaws of the Registrant (1)

         4.1      Certificate of Incorporation of the Registrant
                    (filed as Exhibit 3.1) (1)

         10.1(a)  Loan Agreement dated June 30, 1996 between the Registrant and
                     Bank One, Arizona, NA (1)

         10.1(b)  Variable Rate Revolving Line of Credit Note dated
                     June 30, 1996 (1)

         10.2(a)  Revolving Line of Credit Loan Agreement and Addendum dated
                     June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)

         10.2(b)  Variable Rate Revolving Line of Credit Note and Addendum
                     dated June 30, 1995(1)

         10.2(c)  Modification Agreement dated June 30, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(d)  Continuing Guaranty dated June 30, 1995 between David A.
                  Schuff, Nancy A. Schuff and Bank One, Arizona, NA (1)

         10.2(e)  Continuing Guaranty dated June 30, 1995 between Scott A.
                  Schuff and Bank One, Arizona, NA (1)

         10.2(f)  Modification Agreement dated March 31, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(g)  Modification Letter Agreement dated May 7, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.2(h)  Modification Agreement dated June 30, 1997 between the
                  Registrant and Bank One, Arizona, NA (2)

         10.2(i)  Continuing Guaranty dated June 30, 1997 between B & K Steel
                  Fabrications, Inc. and Bank One, Arizona, NA (2)

         10.2(j)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property Located at 420 South 19th Avenue, Phoenix, Arizona (2)

         10.2(k)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property located at 1833-1841 West Buchanan Street, Phoenix,
                  Arizona (2)

         10.2(l)  Subordination of Lien Rights between 19th Avenue/Buchanan
                  Limited Partnership and Bank One, Arizona, NA Relating to Real
                  Property Located at 619 North Cooper Road, Gilbert, Arizona (2)

         10.2(m)  Subordination Agreement dated June 30, 1997 between 19th
                  Avenue/Buchanan Limited Partnership, the Registrant and
                  Bank One, Arizona, NA (2)

         10.3(a)  Loan Agreement and Addendum dated June 30, 1995 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.3(b)  Variable Rate Line of Credit Note and Addendum dated June 30,
                  1995 (1)

         10.3(c)  Modification Agreement dated June 30, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.4     Continuing Guaranty dated April 22, 1996 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.5     Guaranty of Payment dated April 22, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.6     Guaranty of Payment dated January 31, 1997 between the
                  Registrant and Bank One, Arizona, NA (1)

         10.7 Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/Buchanan Limited Partnership (1)

         10.7.1   Modification and Extension Agreement dated as of September 30,
                  1997 between the Registrant and 19th Avenue/Buchanan Limited
                  Partnership (3)

         10.8     Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix,
                  Arizona between 19th Avenue/Buchanan Limited Partnership and the Registrant (1)


         10.9     Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert,
                  Arizona between 19th Avenue/Buchanan Limited Partnership and the Registrant (1)

         10.10    Lease dated May 1, 1997 for 1841 W. Buchanan Street in
                  Phoenix, Arizona between 19th Avenue/Buchanan Limited
                  Partnership and the Registrant (1)

         10.11    Schuff Steel Company Supplemental Retirement and Deferred
                  Compensation Plan (1)*

         10.12(a) Schuff Steel Company 1997 Stock Option Plan (1)*

         10.12(b) Form of Incentive Stock Option Agreement for 1997 Stock Option
                  Plan (1)*

         10.12(c) Form of Non-Qualified Stock Option Agreement for 1997 Stock
                  Option Plan (1)*

         10.13 Form of Indemnity Agreement between the Registrant and its directors (1)

         10.14(a) Modification and Extension Agreement dated as of September 30,
                  1997 between the Registrant and 19th Avenue/Buchanan Limited
                  Partnership (2)

         10.15(a) Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA

         10.15(b) Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA

         23.1     Consent of Ernst & Young LLP, independent auditors

         24.1     Power of Attorney of David A. Schuff

         24.2     Power of Attorney of Dennis DeConcini

         24.3     Power of Attorney of Edward M. Carson

         27       Financial Data Schedule


          (ii)       FINANCIAL STATEMENT SCHEDULES:

          The financial statement schedules have been omitted since they are not applicable or the information required to be set forth therein is contained elsewhere herein.
------------------

*         Indicates a management contract or compensation plan.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.