Form 10-K405/A
period 1997-12-31
SCHUFF STEEL CO
filed 1998-04-30
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to       .

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

      TITLE OF CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.001 par value                    Nasdaq National Market

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

EXPLANATORY NOTE: The Registrant's 1997 Form 10-K originally filed on March 31, 1998 (the "Original Filing") incorporated by reference Items 10-13 from its definitive Proxy Statement relating to its annual meeting of stockholders to be held on June 2, 1998. The purpose of this amendment is to include Items 10-13 into the Original Filing because the Registrant will not be filing its definitive Proxy Statement within the prescribed time limits. The Original Filing is hereby amended by adding the Items attached hereto and filed herewith. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.


                                    PART III

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the names, ages, positions with the Company and business experience of the Company's current directors and executive officers as of April 15, 1998, is set forth below:

     Name                         Age                   Position
     ----                         ---                   --------
David A. Schuff                    67       Chairman of the Board of Directors
Scott A. Schuff                    39       President, Chief Executive Officer and Director
Kenneth F. Zylstra                 56       Vice President, Chief Financial Officer, Secretary,
                                            Treasurer and Director
Edward M. Carson(1)(2)             68       Director
Dennis DeConcini(1)(2)             60       Director


------------------------------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         DAVID A. SCHUFF has served as the Chairman of the Board of Directors since its inception and is a co-founder of the Company. Mr. Schuff served as President and Chief Executive Officer of the Company from its founding in 1976 to 1995. Mr. Schuff has been involved in the steel fabrication and erection business in a number of capacities since 1958. David A. Schuff is the father of Scott A. Schuff.

         SCOTT A. SCHUFF is the President and Chief Executive Officer of the Company, a co-founder of the Company, and a member of its Board of Directors. Mr. Schuff has served in numerous capacities with the Company since its founding in 1976, has been a member of the Board of Directors since 1976 and has been the President and Chief Executive Officer since 1995. Scott A. Schuff is the son of David A. Schuff.

         Kenneth F. Zylstra has served as Vice President and Chief Financial Officer of the Company since 1983, and has been an officer of Schuff since 1979. Mr. Zylstra has served as a director of the Company since the closing of the Company's initial public offering in July 1997. Prior to 1979, Mr. Zylstra was associated with Ernst & Young (then Ernst & Ernst). Mr. Zylstra received a B.B.A. Degree in Public Accounting from Loyola University Chicago, and is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, and the Construction Financial Management Association.

         EDWARD M. CARSON has served as a director of the Company since the closing of the Company's initial public offering in July 1997. Mr. Carson was the Chairman of the Board of Directors of First Interstate Bancorp, a bank holding company, from 1990 through April 1996, and was its Chief Executive Officer from 1990 through 1994. Mr. Carson currently is a director of Wells Fargo & Co., one of the largest bank holding companies in the western United States. Mr. Carson also serves as a director of Aztar Corporation, Castle & Cooke, Inc., and Terra Industries, Inc.

         DENNIS DECONCINI has served as a director of the Company since the closing of the Company's initial public offering in July 1997. Mr. DeConcini is a former United States Senator for Arizona and currently is a partner of Parry and Romani Associates, Inc., a consulting firm based in Washington, D.C., and is a partner of DeConcini McDonald Yetwin & Lacy, P.C., a law firm with offices in Tucson and Phoenix, Arizona, and in Washington, D.C. Mr. DeConcini is a director of Saf T Lok Incorporated. Mr. DeConcini also serves by appointment of the President of the United States on the Board of Directors of the Federal Home Loan Mortgage Corporation (Freddie Mac), a federally chartered mortgage finance corporation.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the Company's preceding fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


                        ITEM 11 - EXECUTIVE COMPENSATION

         The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997 and 1996 of those persons who were, at December 31, 1997 (i) the Chief Executive Officer of the Company, and
(ii) the other executive officers of the Company whose annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM COMPENSATION
                                                                                  --------------------------------------------------
                                              ANNUAL COMPENSATION                         AWARDS
                                      -----------------------------------         ----------------------   PAYOUTS
                                                                                  RESTRICTED   SECURITIES  -------
                                                                    OTHER ANNUAL    STOCK     UNDERLYING    LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY     BONUS   COMPENSATION   AWARD(S)   OPTIONS/SARs PAYOUTS  COMPENSATION (1)
                                                  ($)        ($)        ($)          ($)                    ($)           ($)
---------------------------            -----     -------   -------  ------------  ---------  ------------ --------  ----------------
Scott A. Schuff                         1997     260,010   30,000       5,334        --          --          --          --
   President and Chief Executive        1996     260,008   22,000       5,089        --          --          --          --
   Officer

David A. Schuff                         1997     296,412   30,000       4,861        --          --          --          --
   Chairman of the Board                1996     296,411   22,825       4,890        --          --          --          --
   of Directors

Kenneth F. Zylstra(2)                   1997     123,193   40,000       4,212        --          --          --       1,593
   Vice President, Chief Financial      1996     115,155   51,025       4,615        --          --          --       1,218
   Officer, Treasurer and
   Secretary


------------------------------

(1) The amounts shown in this column represent the dollar value of contributions made by the Company to the Company's 401(k) retirement savings plan for the benefit of the Named Executive Officers.

(2) The amounts shown exclude $62,445 paid in 1997 to Mr. Zylstra pursuant to the Company's Supplemental Retirement and Deferred Compensation Plan, which was terminated in 1997.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning grants of stock options to the Named Executive Officers of the Company during the fiscal year ended December 31, 1997. The Company does not maintain an option or other stock based plan that provides for the grant of stock appreciation rights ("SARs").

                                            INDIVIDUAL GRANTS
                       -----------------------------------------------------------
                                          PERCENT OF
                         NUMBER OF           TOTAL                                    POTENTIAL REALIZABLE
                        SECURITIES         OPTIONS/                                     VALUE AT ASSUMED
                        UNDERLYING           SARs         EXERCISE                    ANNUAL RATE OF STOCK
                         OPTIONS/         GRANTED TO        PRICE        EXPIRA-        APPRECIATION FOR
                           SARs          EMPLOYEES IN       (PER          TION           OPTION TERM(2)
        NAME              GRANTED        FISCAL YEAR       SHARE)         DATE          5%            10%
        ----              -------        -----------       ------         ----         ---            ---
Scott A. Schuff(1)          --                --             --            --           --            --
David A. Schuff(1)          --                --             --            --           --            --
Kenneth F. Zylstra        40,000            11.57%          $5.00       02/05/07     $125,779      $318,748

-----------------------

(1) Neither Scott A. Schuff nor David A. Schuff participated in the Company's 1997 Stock Option Plan in 1997.

(2) In accordance with Securities and Exchange Commission rules, the figures in the first row of the "5%" and "10%" columns of this table for Mr. Zylstra assume compounded annual stock price appreciation of 5% and 10%, respectively, based on a stock price of $5.00 per share, which was the assumed fair market value per share of the Common Stock on February 5, 1997.


                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information concerning the value of each Named Executive Officer's unexercised options at December 31, 1997. None of the Named Executive Officers exercised any stock options in 1997 and the Company does not maintain an option or other stock based plan that provides for the grant of SARs.

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                               SHARES                               OPTIONS/SARs AT               IN-THE-MONEY OPTIONS/
                              ACQUIRED                              FISCAL YEAR-END            SARs AT FISCAL YEAR-END(1)
                                 ON            VALUE        ------------------------------    -----------------------------
         NAME                 EXERCISE        REALIZED       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----------------------      -------------    ----------     ------------    --------------    -----------     -------------
Scott A. Schuff                  --              --              --               --              --               --
David A. Schuff                  --              --              --               --              --               --
Kenneth F. Zylstra               --              --              --             40,000            --            $235,000

-----------------

(1) Options are considered "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options on a specified date. The values reported are based on a closing price of the Common Stock on the Nasdaq National Market of $10.875 at December 31, 1997 and an exercise price of $5.00 per share for all of Mr. Zylstra's stock options.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors consists of Edward M. Carson and Dennis DeConcini. No member of the Compensation Committee was an officer or employee of the Company or its subsidiary during the prior year or was formerly an officer or employee of the Company or any of its subsidiaries. During the year ended

December 31, 1997, none of the executive officers of the Company served on the compensation committee of any other entity, any of whose directors or executive officers served either on the Board of Directors of the Company or on the Compensation Committee of the Company. The Compensation Committee was not formed until October 1997 and did not formally meet in 1997. During the year ended December 31, 1997, the compensation decisions of the Company were made by its Board of Directors, which included Mr. David A. Schuff, Mr. Scott A. Schuff, and Mr. Kenneth F. Zylstra, all of whom are executive officers of the Company.

     Scott A. Schuff and David A. Schuff maintained certain business relationships and were engaged in certain transactions with the Company and affiliated parties. See Item 13 - "Certain Relationships and Related Transactions."

                              DIRECTOR COMPENSATION

     As compensation for their services to the Company, including their attendance at meetings of the Board of Directors and committees of the Board of which they are members, each non-employee director of the Company received options to purchase 7,500 shares of Common Stock upon his appointment to the Board of Directors at the closing of the Company's initial public offering in July 1997. The exercise price of such options is $8.00 per share, the initial public offering price of the Common Stock. All of the stock options will vest one year after the date of grant. The options were granted pursuant to the Company's 1997 Stock Option Plan. Each non-employee director is also reimbursed for reasonable travel expenses incurred in connection with attendance at each Board and committee meeting.


                              EMPLOYMENT AGREEMENTS

         The Company currently does not have any employment contracts or severance agreements with any of its executive officers.

                         CHANGE OF CONTROL ARRANGEMENTS

         In the event the Company sells all or substantially all of its assets, or merges with or into another corporation, stock options outstanding under the Company's 1997 Stock Option Plan are required to be assumed or equivalent options are required to be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Company's Board of Directors determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the option holder shall have the right to exercise his or her option, including shares as to which such option would not otherwise be exercisable. If the Board makes options fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board must notify the option holder that the option is fully exercisable for a period of thirty (30) days from the date of such notice (but not later than the expiration of the term of the option) and the option will terminate upon the expiration of such period.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 1998, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each director and Named Executive Officer of the Company and by all Directors and executive officers of the Company as a group.


Name and Address of Beneficial Owner(1)(2)    Shares Beneficially Owned             Percent Owned
------------------------------------------    -------------------------             -------------
David A. Schuff and Nancy A. Schuff(3)              2,550,000                          36.0%
Scott A. Schuff(4)                                  2,450,000                          35.0%
Kenneth F. Zylstra(5)                                   8,000                            *

All Directors and executive                                                     5,008,000           71.0%
officers as a group (five persons)(6)


---------------------------------------
*     Represents less than 1% of the Company's outstanding Common Stock.

(1) This information regarding beneficial ownership of the Company's Common Stock by certain beneficial owners and management of the Company is as of March 15, 1998. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 7,000,000 shares of Common Stock outstanding as of March 15, 1998. The persons named in the table, to the Company's knowledge, have sole voting and sole dispositive power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) The address of each of the listed stockholders is 1841 West Buchanan Street, Phoenix, Arizona 85009.

(3) 2,050,000 of these shares are owned by the Schuff Family Trust Under Trust Agreement dated June 28, 1983, as amended, and 500,000 of these shares are owned by the Schuff Irrevocable Trust Under Trust Agreement Dated December 31, 1996. David A. Schuff and Nancy A. Schuff, husband and wife, are co-trustees of each of the trusts and exercise voting and investment power over such shares.

(4) 2,250,000 of these shares are owned by the Scott A. Schuff Family Trust Under Trust Agreement dated March 12, 1992, as amended, and 200,000 of these shares are owned by the Scott A. Schuff Irrevocable Trust Under Trust Agreement dated December 31, 1996, as amended. Scott A. Schuff is the trustee of each of these trusts and exercises voting and investment power over such shares.

(5) The total for Mr. Zylstra includes 8,000 shares subject to unexercised options which are exercisable on March 15, 1997, or within 60 days thereafter.

(6) The total for all directors and officers as a group includes 8,000 shares subject to unexercised options which are exercisable on March 15, 1998 or within 60 days thereafter. The total for all directors and officers as a group does not include any unexercised options held by Edward M. Carson and Dennis DeConcini, non-employee directors of the Company, as such options are not exercisable until July 1998. See "Director Compensation" above.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Since its inception, the Company has maintained business relationships and engaged in certain transactions with the affiliated companies and parties described below. Since the closing of its initial public offering in July 1997, all transactions between the Company and its affiliated entities, executive officers, directors, or significant stockholders require the approval of a majority of the non-employee directors of the Company and are on terms that will be no less favorable to the Company than the Company could obtain from non-affiliated parties.

         The Company leases its fabrication and office facilities from 19th Avenue/ Buchanan Limited Partnership, an Arizona limited partnership (the "Schuff Partnership"). The general and limited partners of the Schuff Partnership are David A. Schuff, Scott A. Schuff, and certain of their family members. David A. Schuff is a co-founder and the Chairman of the Board of Directors of the Company, and Scott A. Schuff is a Director and the President and Chief Executive Officer of the Company. David A. Schuff and Scott A. Schuff presently are the beneficial owners of approximately 71.0% of the issued and outstanding Common Stock of the Company. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

         In March 1997, the Company entered into a new lease agreement with the Schuff Partnership with respect to its primary fabrication facilities. These facilities include approximately 400,000 square feet of shop space under roof situated on approximately 26 acres. This new lease agreement was based upon a third party appraisal of the property and an assumed annual rate of return of 10%, which took into account the location and use of the property, potential tenants, comparable returns on similar properties, and other relevant factors. The new lease increased the Company's annual rent payments from $264,000 in 1996 to $292,000 for 1997, $414,000 for 1998, $556,000 for 1999, $601,000 for 2000,
and $605,000 for each year thereafter, subject to increase in 2002 and every five years thereafter based on a Consumer Price Index formula, which represents an annual rent per square foot of improved space for 1997, 1998, 1999, 2000 and 2001 of $0.73, $1.04, $1.39, $1.50 and $1.51, respectively. The agreement also enabled the Company to extend the lease term to 20 years. The Company also is obligated under the lease to reimburse the Schuff Partnership an additional amount equal to any taxes incurred by it in connection with the lease payments, and is obligated to pay insurance and maintenance expenses. The term of this lease expires on February 28, 2017.


         In March 1997, the Company also entered into a lease agreement with the Schuff Partnership with respect to the recently acquired B&K Steel Fabrications, Inc. ("B&K Steel") property, consisting of approximately 145,000 square feet of covered fabrication, office, engineering and detailing facilities on approximately 23 acres. Based upon the same methodology described above, the Company entered into a lease with substantially similar terms for the property and equipment with annual rent payments of approximately $340,000 over 20 years, subject to increase every five years based on a Consumer Price Index formula, representing an annual rent per square foot of improved space of approximately $2.34. The rent was based upon a recent appraisal of the underlying property. The Company also is obligated to reimburse the Schuff Partnership for taxes incurred by it in connection with the lease payments. The term of the lease expires on February 28, 2017.

         Effective May 1, 1997, the Schuff Partnership leased to the Company approximately 22,000 square feet of additional office facilities adjacent to the Company's existing principal office and shop facilities. Based upon the same methodology described above, the Company entered into a lease with substantially similar terms for the property with annual rent payments of $135,000 over 20 years, subject to increase every five years based on a Consumer Price Index formula, representing an annual rent per square foot of improved space of approximately $6.14. The rent was based upon the purchase price of the property, which was determined by arm's-length negotiation with an unrelated seller. The Company is also obligated to reimburse the Schuff Partnership for taxes incurred by it in connection with the lease and is obligated to pay insurance and maintenance costs. This lease expires on April 30, 2017.

         In 1989, the Schuff Partnership borrowed $5,000,000 from a commercial bank in connection with its refinancing of the property on which the Company's principal facilities are located (the "Partnership Loan"). The Schuff Partnership in turn loaned $4,249,062 to the Company and the Company delivered to the Schuff Partnership a subordinated promissory note in that amount (the "Subordinated Loan"). As of March 31, 1998, the principal balance of the Subordinated Loan was $1,758,535. In April 1996, in connection with the refinancing of the Partnership Loan, the Company guaranteed repayment of the Schuff Partnership's indebtedness under that loan, which guarantee was released following the closing of the Company's initial public offering.

         The Company historically has made cash advances to its principal stockholders. Such advances have been evidenced by recourse promissory notes that are payable on demand after one year. As of December 31, 1997, there were no amounts owed by David A. Schuff or Scott A. Schuff under such notes. The Company discontinued the practice of advancing funds to its stockholders after the closing of its initial public offering.

         The Company currently purchases a portion of its steel inventory from Arizona Steel, Inc., an Arizona corporation ("Arizona Steel"). Scott A. Schuff owned a 75% interest in Arizona Steel during 1997. Mr. Schuff sold his entire interest in Arizona Steel on January 1, 1998. Arizona Steel is a steel distribution center formed in January 1997 that sells steel pieces to a number of fabrication contractors, one of approximately twenty from which the Company purchases steel from time to time. The Company purchases most of its steel inventory directly from various steel mills but from time to time purchases small quantities of steel from local steel distribution centers as a result of special needs that do not permit the lead time or volumes normally associated with mill purchases. The Company currently includes Arizona Steel among its list of suppliers, all of which bid for purchase orders by the Company on the basis of cost, availability and delivery. It is the Company's policy not to make purchases from Arizona Steel unless it offers the most competitive terms based on the factors listed above. In 1997, the Company purchased approximately $375,000 of steel from Arizona Steel, representing less than 2% of the steel purchased from all suppliers during that period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCHUFF STEEL COMPANY,
                                         a Delaware corporation


                              By:        /s/ Scott A. Schuff
                                         Scott A. Schuff
                                         President and Chief Executive Officer

                              Date:      April 30, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name and Signature                       Title                           Date
   ------------------                       -----                           ----



 /s/ Scott A. Schuff               President, Chief Executive              April 30, 1998
-----------------------------      Officer and
Scott A. Schuff                    Director (Principal Executive
                                   Officer)




 /s/ Kenneth F. Zylstra            Vice President and                      April 30, 1998
-----------------------------      Chief Financial Officer,
Kenneth F. Zylstra                 Secretary, Treasurer and Director
                                   (Principal financial and
                                   accounting officer)



      *                            Chairman of the Board of                April 30, 1998
-----------------------------      Directors
David A. Schuff


      *                            Director                                April 30, 1998
-----------------------------
Dennis DeConcini


      *                            Director                               April 30, 1998
-----------------------------
Edward M. Carson



* By:   /s/ Kenneth F. Zylstra
        Kenneth F. Zylstra
         Attorney-in-Fact