Form 10-Q
period 1998-03-31
SCHUFF STEEL CO
filed 1998-05-15
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 Yes /X/ No / /

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of May 13, 1998, there were 7,003,700 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                            Page

Part I:           Financial Information

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets  -
                  March 31, 1998 and December 31, 1997                         1

                  Condensed Consolidated Statements of Income  -
                  Three Months Ended March 31, 1998 and 1997                   2

                  Condensed Consolidated Statements of Cash Flows  -
                  Three Months Ended March 31, 1998 and 1997                   3

                  Notes to Condensed Consolidated Financial Statements         4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

Part II:          Other Information

     Item 2.      Changes in Securities and Use of Proceeds                   18

     Item 6.      Exhibits and Reports on Form 8-K                            19

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31    December 31
                                                                                        1998         1997
                                                                                      -------       -------
                                                                                     (Unaudited)
                                                                                         (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $   303       $   197
   Restricted funds on deposit                                                          2,662         2,096
   Receivables                                                                         21,904        24,717
   Costs and recognized earnings in excess of billings on uncompleted contracts         6,129         3,982
   Inventories                                                                          2,463         2,364
   Prepaid expenses                                                                       438           750
   Deferred income taxes                                                                  389           417
                                                                                      -------       -------
Total current assets                                                                   34,288        34,523
Property and equipment, net                                                             7,583         7,415
Other assets                                                                              100           100
                                                                                      -------       -------
                                                                                      $41,971       $42,038
                                                                                      =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 2,796       $ 5,749
   Accrued payroll and employee benefits                                                2,085         1,023
   Insurance payable                                                                      906           721
   Other accrued liabilities                                                              304           420
   Billings in excess of costs and recognized earnings on uncompleted contracts         4,290         3,758
   Income taxes payable                                                                   847            --
   Current portion of long-term debt                                                      304           304
                                                                                      -------       -------
Total current liabilities                                                              11,532        11,975
Long-term debt, less current portion                                                    3,665         4,927
Deferred income taxes                                                                     199           226
Other liabilities                                                                         297           237
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,002,000 and
     7,000,000 shares issued and outstanding at March 31, 1998 and December 31,
     1997, respectively                                                                     7             7
   Additional paid-in capital                                                          14,023        14,013
   Retained earnings                                                                   12,248        10,653
                                                                                      -------       -------
Total stockholders' equity                                                             26,278        24,673
                                                                                      -------       -------
                                                                                      $41,971       $42,038
                                                                                      =======       =======

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                            Three months ended
                                                                                 March 31
                                                                           1998            1997
                                                                         --------        --------
                                                                        (in thousands, except per
                                                                                share data)
Revenues                                                                 $ 27,426        $ 25,507
Cost of revenues                                                           22,434          21,655
                                                                         --------        --------
   Gross profit                                                             4,992           3,852
General and administrative expenses                                         2,394           2,081
                                                                         --------        --------
   Operating income                                                         2,598           1,771
Interest expense                                                              (98)            (95)
Other income                                                                  241              96
                                                                         --------        --------
   Income before income tax expense                                         2,741           1,772
Income tax expense                                                          1,146              --
                                                                         --------        --------
   Net income                                                            $  1,595        $  1,772
                                                                         ========        ========
Pro forma, net income data:
   Net income as reported                                                $  1,595        $  1,772
   Pro forma provision for income taxes related to operations as S
      Corporation                                                              --             710
                                                                         --------        --------
Pro forma net income                                                     $  1,595        $  1,062
                                                                         ========        ========
Pro forma net income per share:
   Basic                                                                 $   0.23        $   0.18
                                                                         ========        ========
   Diluted                                                               $   0.22        $   0.18
                                                                         ========        ========
Weighted average shares used in computation:
   Basic                                                                    7,000           5,941
                                                                         ========        ========
   Diluted                                                                  7,159           5,941
                                                                         ========        ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          Three months ended March 31
                                                                             1998            1997
                                                                           --------        --------
                                                                                (In thousands)
OPERATING ACTIVITIES
Net income                                                                 $  1,595        $  1,772
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              423             361
     Gain on disposal of property and equipment                                (139)            (12)
     Deferred income taxes                                                        1              --
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                             (566)           (647)
       Receivables                                                            2,813            (522)
       Costs and recognized earnings in excess of billings on
         uncompleted contracts                                               (2,147)            137
       Inventories                                                              (99)         (2,757)
       Prepaid expenses                                                         312            (233)
       Accounts payable                                                      (2,953)         (2,482)
       Accrued payroll and employee benefits                                  1,062           1,266
       Insurance payable                                                        185            (404)
       Other accrued liabilities                                               (116)          1,031
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                                  532           2,777
       Income taxes payable                                                     847              --
       Other liabilities                                                         60              --
       Accrued pension cost                                                      --             (36)
                                                                           --------        --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,810             251

INVESTING ACTIVITIES
Acquisitions of property and equipment                                         (592)           (310)
Proceeds from disposals of property and equipment                               140              32
Purchase of business                                                             --            (427)
                                                                           --------        --------
           NET CASH USED IN INVESTING ACTIVITIES                               (452)           (705)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings              13,404              --
Principal payments on revolving line of credit and long-term debt           (14,666)         (1,273)
Proceeds from issuance of common stock                                           10              --
Cash distributions to stockholders                                               --            (776)
                                                                           --------        --------
           NET CASH USED IN FINANCING ACTIVITIES                             (1,252)         (2,049)
                                                                           --------        --------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     106          (2,503)
Cash and cash equivalents at beginning of period                                197           7,253
                                                                           --------        --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    303        $  4,750
                                                                           ========        ========

See notes to condensed consolidated financial statements.

                              Schuff Steel Company

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the SFAS No. 131

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial

                       Statements (Unaudited) (continued)

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

segment presentation, if practicable. In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its shareholders' equity. SFAS No. 130 requires the Company's changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the first quarter of 1997, total comprehensive income approximated net income.

3. RECEIVABLES

Receivables consist of the following at:

                                                     March 31           December 31
                                                       1998                1997
                                                     -------             -------
                                                           (in thousands)
Contract receivables:
   Contracts in progress                             $15,874             $18,094
   Unbilled retentions                                 5,954               6,520
                                                     -------             -------
                                                      21,828              24,614
Other receivables                                         76                 103
                                                     =======             =======
                                                     $21,904             $24,717
                                                     =======             =======

4. INVENTORIES

Inventories consist of the following at:

                                                     March 31           December 31
                                                      1998                 1997
                                                     ------               ------
                                                           (in thousands)
Raw materials                                        $1,849               $1,846
Finished goods                                          614                  518
                                                     ------               ------
                                                     $2,463               $2,364
                                                     ======               ======

                              SCHUFF STEEL COMPANY

5. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                                           Three months ended
                                                                                 March 31
                                                                            1998         1997
                                                                           ------       ------
                                                                              (in thousands,
                                                                           except per share date)
Numerator:
   Pro forma net income                                                    $1,595       $1,062
                                                                           ======       ======
Denominator:
   Weighted average shares                                                  7,000        5,000
   Net effect of shares issued that are attributed to stockholder
     distributions made from initial public offering proceeds                  --          941
                                                                           ------       ------
Denominator for basic pro forma net income per share                        7,000        5,941

Effect of dilutive securities:
   Employee and director stock options                                        159           --
                                                                           ------       ------
   Denominator for diluted pro forma net income per share - adjusted
     weighted average shares and assumed conversions                        7,159        5,941
                                                                           ======       ======
Pro forma net income per share:
   Basic                                                                   $ 0.23       $ 0.18
                                                                           ======       ======
   Diluted                                                                 $ 0.22       $ 0.18
                                                                           ======       ======

6. INCOME TAXES

For the three months ended March 31, 1997, the financial statements of the Company do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the stockholders under the S Corporation elections.

Pro forma net income reflects the provision for income taxes that would have been recorded had all of the Company's income been subject to income taxes as a C Corporation for the S Corporation period assuming an effective tax rate of 40 percent.

                              SCHUFF STEEL COMPANY

7. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1997 or March 31, 1998 for which the eventual outcome would have a material adverse impact on the Company.

During 1996, the primary contractor on the Company's largest contract claimed that the Company was liable under delay provisions and is seeking damages. The Company believes that the reasons for the delay should preclude any liability, and accordingly, no reserves have been created for this claim.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Comparison of Three Months Ended March 31, 1998 and March 31, 1997

Revenues. Revenues increased by $1.9 million, or 7.5 percent, to $27.4 million for the three months ended March 31, 1998 from $25.5 million for the three months ended March 31, 1997. The increase was attributable primarily to an increase in the average revenues for the Company's top ten contracts. Excluding the Bank One Ballpark project, the average revenues for the Company's ten largest revenue generating contracts for the three month period ended March 31, 1998 increased to an average of $1.9 million from an average of $1.2 million for the three months ended March 31, 1997, an aggregate increase of approximately $7.0 million. The increase in average contract revenues was partially offset by a decrease in the revenues recognized on the Bank One Ballpark project. The Bank One Ballpark contract contributed revenues of $3.6 million for the first quarter of 1998 compared to revenues of $9.0 million for the first quarter of 1997.

Gross Profit. Gross profit increased by $1.1 million, or 29.6 percent, to $5.0 million for the three months ended March 31, 1998 from $3.9 million for the three months ended March 31, 1997. As a percentage of revenues, gross profit increased to 18.2 percent in the first quarter of 1998 from 15.1 percent in the comparable 1997 period. The increase was primarily attributable to recognition of revenues related to work performed on the Bank One Ballpark project in prior periods that became recognizable as an authorized change to the contract during the quarter.

General and Administrative Expenses. General and administrative expenses increased by $313,000, or 15.0 percent, to $2.4 million for the three months ended March 31, 1998 from $2.1 million for the three months ended March 31, 1997. General and administrative expenses as a percentage of revenues increased to 8.7 percent for the first quarter of 1998 from 8.2 percent in the comparable 1997 period due to costs associated with the acquisition of B&K Steel for a full three months in 1998 compared to two months in 1997. B&K Steel has higher general and administrative costs as a percentage of revenues than Schuff. Other factors contributing to the increase in general and administrative expenses were increased lease expenses due to assumption of additional space and increased costs associated with being a publicly held company. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management and support services. The Company believes that it currently has sufficient management and administrative resources to support continued growth in revenues without a proportionate increase in general and administrative expenses.

Interest Expense. Interest expense increased slightly in the three months ended March 31, 1998 from the comparable 1997 period.

Income Tax Expense. Income tax expense increased by $436,000, or 61.4 percent, to $1.1 million, or a 41.8 percent effective tax rate, for the three months ended March 31, 1998 from pro forma income tax expense of $710,000, or a 40.1 percent effective tax rate, for the three months ended March 31, 1997.

Net Income. Net income increased by $533,000, or 50.2 percent, to $1.6 million for the three months ended March 31, 1998 from pro forma net income of $1.1 million for the three months ended March 31, 1997, primarily due to the factors described above.

Backlog. Backlog at March 31, 1998 was $66.5 million, representing a $989,000 increase over backlog at March 31, 1997 of $65.5 million. Backlog at March 31, 1997 included $26.8 million relating to the second and third phases of the Bank One Ballpark project. The March 31, 1997 backlog that related to the Bank One Ballpark project was substantially recognized as revenue in 1997 and the first quarter of 1998, and such backlog was substantially replaced by two other significant contracts for $13.0 million and $11.5 million at March 31, 1998 with separate customers.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company completed its initial public offering of 2,000,000 shares of common stock, $.001 par value in July 1997. Such offering yielded $14.0 million in proceeds net of underwriting discounts and other costs. Schuff used approximately $7.0 million of the proceeds to fund S corporation distributions and used the remaining proceeds to purchase specialized fabrication equipment and to fund general corporate purposes.

Schuff attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent Schuff is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent Schuff is not able to bill in advance of costs, it relies on bank credit facilities to meet its working capital needs. At March 31, 1998, Schuff had $1.6 million of outstanding indebtedness under its revolving line of credit. At March 31, 1998, Schuff had working capital of approximately $22.8 million.

Schuff's short term cash needs are primarily for working capital to support operations including receivables, inventories and other costs incurred in performing its contracts. Operating activities provided cash flows of $1.8 million and $251,000 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, operating cash flows approximated net income for the period. For the three months ended March 31, 1997, operating cash flows were less than net income (excluding pro forma income taxes) due to increased working capital requirements. Investing activities required $452,000 and $705,000 for the three months ended March 31, 1998 and 1997, respectively, substantially all of which were related to purchases of property and equipment in 1997 and 1998 and the cash portion of the acquisition of B&K Steel in 1997. Financing activities consumed $1.3 million and $2.0 million for the three months ended March 31, 1998 and 1997, respectively. Cash consumed by financing activities in 1998 and 1997 was related primarily to repayments of long-term debt and line of credit balances with $776,000 of S Corporation distributions also being paid in 1997.

The Company's existing credit facility consists of a $10.0 million revolving line of credit that is subject to renewal on June 30, 1999 and is collateralized by contract receivables, equipment and inventory, and, effective December 10, 1997, an additional $10.0 million line of credit solely to finance the acquisition of other companies. At March 31, 1998, there was $18.4 million credit available under the lines for future borrowings.

The Company has two other long-term debt commitments that are related to its property and equipment and to the acquisition of B&K Steel. One is a subordinated note payable to a limited partnership comprised of two of the Company's principal stockholders and certain of their family members, which requires monthly payments of $12,037 plus interest and matures in 2003. The balance on this loan was approximately $1.8 million at March 31, 1998. The other long-term debt of the Company consists of two notes incurred as part of the consideration for the B&K Steel acquisition of which $639,000 was outstanding at March 31, 1998. Such notes are payable in five equal annual installments ending in 2002.

The Company estimates that its capital expenditures for 1998 will be approximately $1.5 million of which approximately $592,000 had been expended as of March 31, 1998. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

The Company has entered into a definitive agreement to acquire all of the outstanding shares of capital stock of Addison Structural Services, Inc. (Addison). The Company does not currently have sufficient working capital or other resources from which to pay the entire estimated purchase price should the acquisition occur and would rely on obtaining interim or extended commercial or other debt financing. The Company is seeking to obtain such financing. There can be no assurance that the Company could obtain such financing on terms favorable or acceptable to it, if at all.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to SFAS No. 131 segment presentation, if practicable.
In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its shareholders' equity. SFAS No. 130 requires the Company's changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth below under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements as a result of new information, future events, or any other reason.

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

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations as a result of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient use or underutilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

Fixed Price Contracts

A substantial portion of the Company's backlog consists of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the durations of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

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

Revenue Recognition Estimates

The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based on the ratio that costs incurred to date bear to the total estimated costs to complete the project. Estimated losses on contracts are recognized in full when the Company determines that a loss will be incurred. The Company frequently reviews and revises revenue and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, the Company would recognize a charge against operating results, which could have a material adverse effect on the Company's results of operations for the applicable period.

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

Year 2000

The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussion with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's assessment of and necessary modifications for the year 2000 issue are estimated to be completed in early 1999. The Company believes that with current systems and anticipated modifications, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and necessary conversions are not made or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of the Company. There can also be no guarantee that the systems of any other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. Any remaining costs of year 2000 initiatives are not expected to be material to the Company's results of operation or financial position.

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

                           Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Use of Proceeds

The Company sold 2,000,000 shares of common stock, par value $0.001 per share, pursuant to a Registration Statement on Form S-1 (File No. 333-26711), which was declared effective by the Securities and Exchange Commission on July 1, 1997 (the Offering). The Offering commenced on June 30, 1997. All registered securities subject to this Offering were sold prior to the termination of the Offering. The managing underwriters of the offering were Principal Financial Securities, Inc., and Cruttenden Roth Incorporated. All securities were sold for the account of the Company and there were no selling securityholders. The aggregate gross proceeds of the Offering were $16,000,000. The Company's total expenses in connection with the Offering from the effective date of the registration statement through March 31, 1998 were approximately $2,000,000, of which $1,120,000 was for underwriting discounts and commissions and approximately $880,000 was for other expenses, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the Offering were approximately $14.0 million. The Company expended $7,000,000 on S corporation distributions to certain of its stockholders prior to the Offering (each of which stockholders own more than 10 percent of the company's stock and are controlled by two directors and an executive officer of the Company), and $7,000,000 of such net proceeds for the purchase of specialized fabrication equipment and to fund general corporate purposes. As of March 31, 1998, the Company had expended the $14.0 million of such net proceeds.

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

                                       SCHUFF STEEL COMPANY

Date:  May 15, 1998                    By:    /s/ Kenneth F. Zylstra
                                              ----------------------
                                              Kenneth F. Zylstra
                                              Vice President and Chief Financial
                                                Officer
                                              (Principal Financial Officer
                                                and Duly Authorized Officer)