Form 10-Q
period 1998-06-30
SCHUFF STEEL CO
filed 1998-08-14
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                              SCHUFF STEEL COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                         86-0318760
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer Identification No.)
                Organization)

             1841 W. Buchanan St.                                    85009
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

                                  Yes X   No_____

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of August 12, 1998, there were 7,022,300 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                            Page

Part I:           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                          1

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended June 30, 1998 and 1997 and
                  Six Months Ended June 30, 1998 and 1997                      2

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                      3

                  Notes to Condensed Consolidated Financial Statements         4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

Part II:          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders         23

     Item 6.      Exhibits and Reports on Form 8-K                            24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30       December 31
                                                                                        1998           1997
                                                                                      --------       --------
                                                                                    (Unaudited)       (Note)
                                                                                           (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 45,046       $    197
   Restricted funds on deposit                                                           2,853          2,096
   Receivables                                                                          36,965         24,717
   Costs and recognized earnings in excess of billings on uncompleted contracts         10,036          3,982
   Inventories                                                                           6,872          2,364
   Prepaid expenses and other current assets                                             2,373          1,167
                                                                                      -----------------------
Total current assets                                                                   104,145         34,523

Property and equipment, net                                                             16,969          7,415
Goodwill, net                                                                           28,210             --
Other assets                                                                             5,492            100
                                                                                      -----------------------
                                                                                      $154,816       $ 42,038
                                                                                      =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  7,483       $  5,749
   Accrued payroll and employee benefits                                                 1,499          1,023
   Other accrued liabilities                                                             5,919          1,141
   Billings in excess of costs and recognized earnings on uncompleted contracts          8,602          3,758
   Current portion of long-term debt                                                     1,364            304
                                                                                      -----------------------
Total current liabilities                                                               24,867         11,975

Long-term debt, less current portion                                                   102,620          4,927
Other liabilities                                                                        1,204            463

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,022,300 and
     7,000,000 shares issued and outstanding at June 30,
     1998 and December 31, 1997, respectively                                                7              7
   Additional paid-in capital                                                           14,134         14,013
   Retained earnings                                                                    11,984         10,653
                                                                                      -----------------------
Total stockholders' equity                                                              26,125         24,673
                                                                                      -----------------------
                                                                                      $154,816       $ 42,038
                                                                                      =======================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Three months ended               Six months ended
                                                                    June 30                        June 30
                                                             1998            1997            1998            1997
                                                           --------        --------        --------        --------
                                                                     (in thousands, except per share data)
Revenues                                                   $ 35,733        $ 37,177        $ 63,159        $ 62,684
Cost of revenues                                             32,446          32,739          54,880          54,394
                                                           --------        --------        --------        --------
Gross profit                                                  3,287           4,438           8,279           8,290

General and administrative expenses                           3,053           2,094           5,447           4,175
                                                           --------        --------        --------        --------
Operating income                                                234           2,344           2,832           4,115
Interest expense                                             (1,005)            (96)         (1,103)           (191)
Other income                                                    303             172             544             219
                                                           --------        --------        --------        --------
Income (loss) before income tax benefit (provision)
                                                               (468)          2,420           2,273           4,143
Income tax benefit (provision)                                  204             156            (942)            156
                                                           --------        --------        --------        --------
Net income (loss)                                          $   (264)       $  2,576        $  1,331        $  4,299
                                                           ========        ========        ========        ========

Pro forma net income (loss) data:
   Net income (loss), reported above                       $   (264)       $  2,576        $  1,331        $  4,299
   Pro forma  provision  for income taxes related to
     operations as S corporation                                 --            (824)             --          (1,513)
                                                           --------        --------        --------        --------
Pro forma net income (loss)                                $   (264)       $  1,752        $  1,331        $  2,786
                                                           ========        ========        ========        ========


Pro forma net income (loss) per share:
   Basic                                                   $  (0.04)       $   0.29        $   0.19        $   0.47
                                                           ========        ========        ========        ========
   Diluted                                                 $  (0.04)       $   0.29        $   0.19        $   0.47
                                                           ========        ========        ========        ========

Weighted average shares used in computation:
   Basic                                                      7,012           5,941           7,006           5,941
                                                           ========        ========        ========        ========
   Diluted                                                    7,012           5,941           7,188           5,941
                                                           ========        ========        ========        ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                        Six months ended June 30
                                                                           1998          1997
                                                                         ----------------------
                                                                             (in thousands)
OPERATING ACTIVITIES
Net income                                                               $  1,331      $  4,299
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                          1,071           745
     Gain on disposal of property and equipment                              (143)          (21)
     Deferred taxes                                                          (146)         (300)
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                           (758)          401
       Receivables                                                         (1,461)        2,044
       Costs and recognized earnings in excess of billings in
         uncompleted contracts                                             (2,496)         (353)
       Inventories                                                           (665)        1,256
       Prepaid expenses and other assets                                   (1,255)         (318)
       Accounts payable                                                    (2,024)       (1,765)
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                              2,879        (2,691)
       Accrued payroll and employee benefits                                  476         1,592
       Other accrued liabilities                                            2,411         1,142
                                                                         ----------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (780)        6,031

INVESTING ACTIVITIES
Acquisitions of property and equipment                                     (1,162)         (865)
Proceeds from disposals of property and equipment                           3,160            40
Increase in other assets                                                      (10)         (100)
Purchase of business, net of cash acquired                                (47,710)         (427)
                                                                         ----------------------
           NET CASH USED IN INVESTING ACTIVITIES                          (45,722)       (1,352)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings            33,429        17,712
Proceeds from issuance of senior notes, net of issuance costs              95,700            --
Principal payments on revolving line of credit and long-term debt         (37,889)      (19,148)
Proceeds from the exercise of options                                         111            --
Cash distributions to stockholders                                             --        (5,778)
                                                                         ----------------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             91,351        (7,214)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                44,849        (2,535)
Cash and cash equivalents at beginning of period                              197         7,253
                                                                         ----------------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 45,046      $  4,718
                                                                         ======================

See notes to condensed consolidated financial statements.

                              Schuff Steel Company

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the Statement 131

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

segment presentation, if practicable. In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and stockholders' equity. SFAS No. 130 requires the Company's changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the three and six month periods ended June 30, 1998, total comprehensive income (loss) approximated net income (loss).

3. RECEIVABLES

Receivables consist of the following at:

                                                      June 30          December 31
                                                       1998               1997
                                                      --------------------------
                                                            (in thousands)
Contract receivables:
   Contracts in progress                              $30,290            $18,094
   Unbilled retentions                                  6,584              6,520
                                                      -------            -------
                                                       36,874             24,614
Other receivables                                          91                103
                                                      -------            -------
                                                      $36,965            $24,717
                                                      =======            =======

4. INVENTORIES

Inventories consist of the following at:

                                                      June 30          December 31
                                                        1998              1997
                                                      --------------------------
                                                            (in thousands)
Raw materials                                         $ 6,211            $ 1,846
Finished goods                                            661                518
                                                      --------------------------
                                                      $ 6,872            $ 2,364
                                                      ==========================

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


5. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income (loss) per share:

                                                              Three months ended         Six months ended
                                                                    June 30                   June 30
                                                              1998          1997         1998         1997
                                                             -----------------------------------------------
                                                                   (in thousands, except per share date)
Numerator:
   Pro forma net income (loss)                               $  (264)      $ 1,752      $ 1,331      $ 2,786
                                                             ===============================================

Denominator:
   Weighted average shares                                     7,012         5,000        7,006        5,000
   Net effect of shares issued that are attributed to
     stockholder distributions made from initial public
     offering proceeds                                            --           941           --          941
                                                             -----------------------------------------------
Denominator for basic pro forma net income (loss)
   per share                                                   7,012         5,941        7,006        5,941

Effect of dilutive securities:
   Employee and director stock options                            --            --          182           --
                                                             -----------------------------------------------

   Denominator for diluted pro forma net income (loss)
     per share - adjusted weighted average shares and
     assumed conversions                                       7,012         5,941        7,188        5,941
                                                             ===============================================
Pro forma net income (loss) per share:
   Basic                                                     $ (0.04)      $  0.29      $  0.19      $  0.47
                                                             ===============================================
   Diluted                                                   $ (0.04)      $  0.29      $  0.19      $  0.47
                                                             ===============================================

6. INCOME TAXES

For the three and six months ended June 30, 1997, the financial statements of the Company do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the stockholders under the S corporation elections.

Pro forma net income reflects the provision for income taxes that would have been recorded had all of the Company's income been subject to income taxes as a C corporation for the S corporation period assuming an effective tax rate of 40 percent.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


7. ACQUISITION

Effective June 4, 1998, and pursuant to a Stock Purchase Agreement dated as of May 12, 1998 (Purchase Agreement), among the Company, E.C. Addison and The Addison Structural Services, Inc. leveraged Employee Stock Ownership Plan f(collectively the Sellers), and Addison Structural Services, Inc. (Addison), the Company purchased all of the issued and outstanding capital stock of Addison from the Sellers. As a result of such purchase, the Company acquired indirect ownership of the assets of Addison's operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was $59.4 million, which was the price negotiated by the parties to the Purchase Agreement based on Addison's net worth, cash on hand, and other contractual variables at the date of closing. The Company obtained the funds for the purchase price through a private placement of $100 million of 10 1/2 percent Senior Notes due 2008 (see
Note 8).

The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition. Goodwill is being amortized over 25 years. The operating results of the acquiree have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1997:

                                                            Six months ended
                                                                 June 30
                                                          1998            1997
                                                         -----------------------
                                                          (in thousands, except
                                                              per share date)
Revenues                                                 $89,507         $95,130
Net income                                                   850           2,248
Diluted pro forma net income per share                   $  0.12         $  0.38

The pro forma amounts include a charge for all of the debt costs related to the issuance of $100 million of 10 1/2 percent Senior Notes, although only approximately half of such debt was used to finance the acquisition. The pro forma amounts do not reflect interest income that would have been earned on the portion of the debt proceeds that were not used to fund the cash portion of the purchase price of the acquiree, although such funds would have been available to the Company for investment purposes.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


8. LONG-TERM DEBT

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 (Securities Act) for an aggregate of $100.0 million in principal amount of its 10 1/2 percent Senior Notes due 2008 (the Offering). Net proceeds of the Offering were used to repay certain indebtedness of the Company and to pay the cash portion of the purchase price for the Company's acquisition of Addison.

On June 30, 1998, the Company entered into a credit facility with a bank that replaced the Company's prior $10.0 million facility. The $25.0 million credit facility matures on June 30, 2001. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries and is available for working capital and general corporate purposes. Interest payable on borrowings outstanding under the new credit facility initially is generally equal to either the bank's prime rate or LIBOR plus 2.50 percent, at the Company's option. The Company will be eligible for reductions in the initial margins on the new credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit the Company's ability to pay cash dividends or make other distributions, change its business or merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The credit facility contains events of default customary for facilities of this type, including without limitation, the Company's failure to pay principal, interest, fees or other amounts when due, the breach of any covenant, representation or warranty, bankruptcy, insolvency or similar events involving the Company or its subsidiaries, the unenforceability of any of the credit facility agreements or liens securing payment obligations under the new credit facility, and the occurrence or existence of any event or circumstance which has a material adverse effect upon the Company.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


9. SUBSIDIARY GUARANTORS

The Company's new 10 1/2 percent Senior Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries (Subsidiary Guarantors), all wholly owned. The following table sets forth the "summarized combined financial information" of the Subsidiary Guarantors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                                     June 30
                                                                       1998
                                                                     --------
                                                                  (in thousands)
Balance sheet data:
  Current assets                                                     $ 31,939
  Noncurrent assets                                                    10,477
  Total assets                                                         42,416
  Current liabilities                                                   9,068
  Noncurrent liabilities                                                  636
  Total stockholder's equity                                           32,712

                                                                 One month ended
                                                                  June 30, 1998
                                                                 ---------------
                                                                  (in thousands)
Operating data:
  Revenues                                                           $  6,977
  Gross profit                                                          1,476
  Net income                                                              561

The Company has no other subsidiaries other than the Subsidiary Guarantors. The summarized combined financial information of the Subsidiary Guarantors is presented only for the month ended June 30, 1998 since prior to June 4, 1998 the Subsidiary Guarantors were not subsidiaries of the Company.

                              Schuff Steel Company

                    Notes to Condensed Consolidated Financial
                       Statements (Unaudited) (continued)


10. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1997 or June 31, 1998 for which the eventual outcome would have a material adverse impact on the Company.

During the quarter ended June 30, 1998, the Company filed a claim for $8.6 million for additional reimbursement for work the Company believes is billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company has already incurred and expensed all of the costs related to this claim. While management believes it has a right to collect the full amount of the claim, no revenue has been recognized given the uncertainty of the related negotiations and/or arbitration that will be required to resolve the ultimate payment due the Company.

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

Results of Operations

Revenues decreased by 3.9 percent to $35.7 million for the three months ended June 30, 1998 from $37.2 million for the three months ended June 30, 1997. Revenues increased by 1.0 percent to $63.2 million for the six months ended June 30, 1998 from $62.7 million for the six months ended June 30, 1997. The decrease for the three months ended June 30, 1998 was attributable in part to several large contracts being delayed by customers which deferred the commencement of revenue recognition and the timing of receipt of new contract awards. In addition, revenue decreased due to the substantial completion of the Bank One Ballpark contract in the first quarter of 1998, which resulted in less than $1 million of revenues being recognized in the second quarter of 1998 as compared to $8.0 million of revenues being recognized in the second quarter of 1997. The reduction of revenues from the Bank One Ballpark was offset by an additional $7.0 of revenues recognized during the three months ended June 30, 1998 from the acquisition of Addison in June of 1998. The average revenues for the Company's ten largest revenue generating projects in the three and six month periods ended June 30, 1998 were $2.1 million and $3.8 million, respectively, versus $3.0 million and $4.5 million in the three and six month periods ended June 30, 1997, respectively. One contract, relating to Bank One Ballpark, produced revenues of $8.0 million and $11.6 million for the three and six month periods ended June 30, 1997, respectively.

Gross profit decreased by 25.9 percent to $3.3 million for the three month period ended June 30, 1998 from $4.4 million for the three month period ended June 30, 1997. Gross profit was approximately $8.3 million for the six month periods ended June 30, 1998 and 1997. As a percentage of revenues, gross profit declined to 9.2 percent and 13.1 percent for the three and six month periods ended June 30, 1998, respectively, from 11.9 percent and 13.2 percent for the three and six month periods ended June 30, 1997. The decrease in margins during the three months ended June 30, 1998 was primarily attributable to the conversion of a major project from a fixed-price contract to a cost-plus guaranteed arrangement, which increased the anticipated total revenue to be recognized on the project, but reduced the gross profit to approximately 14 percent from an original estimate of 17 percent to 18 percent; significant unanticipated cost overruns on two significant projects; and changes in estimated costs on two of projects where the Company does not act as on-site erector resulting in increased costs of subcontracted activities for which the Company may not be reimbursed.

General and administrative expenses increased by 45.8 percent to $3.1 million for the three months ended June 30, 1998 from $2.1 million for the three months ended June 30, 1997.

General and administrative expenses increased by 30.5 percent to $5.4 million for the six months ended June 30, 1998 from $4.2 million for the six months ended June 30, 1997. General and administrative expenses as a percentage of revenues increased to 8.5 percent for the three months ended June 30, 1998 from
5.6 percent for the three months ended June 30, 1997. General and administrative expenses as a percentage of revenues increased to 8.6 percent for the six months ended June 30, 1998 from 6.7 percent. The increase in gross general and administrative expenses and general and administrative expenses as a percentage of revenues was primarily due to increased administrative costs associated with the Addison acquisition.

Interest expense increased to $1.0 million for the three months ended June 30, 1998 from $96,000 for the three months ended June 30, 1997 and to $1.1 million for the six months ended June 30, 1998 from $191,000 for the six months ended June 30, 1997. The increases in interest expense were primarily attributable to the addition of the $100.0 million of 10 1/2 percent senior notes in early June 1998.

Other income increased to $303,000 for the three month period ended June 30, 1998 from $172,000 for the three month period ended June 30, 1997. Other income increased to $544,000 for the six month period ended June 30, 1998 from $219,000 for the six month period ended June 30, 1997. The increases in other income were primarily attributable to earnings on funds invested from the cash received from the $100.0 million private placement not used in the acquisition of Addison.

Income tax benefit (provision) for the three and six months ended June 30, 1998 represents an approximate 42 percent effective tax rate. Income tax benefit for the three and six month periods ended June 30, 1997 was $156,000 which consisted of a $300,000 credit to deferred taxes generated upon the revocation of the Company's S Corporation status on June 26, 1997 and a $144,000 tax expense related to taxable earnings of B&K Steel, a C Corporation, from the date of acquisition at January 31, 1997.

Backlog increased 71.1 percent to $113.8 million at June 30, 1998 from $66.5 million at March 31, 1998 and 100.4 percent from $56.8 million at December 31, 1997. The increase was due primarily to the acquisition of Addison with additional increases related to the impact of delays in certain projects that resulted in the deferral of revenue during the quarter ended June 30, 1998.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At June 30, 1998, the Company had deminimus borrowings under its line of credit due.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities required cash flows of $780,000 and generated $6.0 million for the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, operating cash flows were less than net income due to increased working capital levels. For the six months ended June 30, 1997, operating cash flows were greater than net income due to lowered working capital requirements. Investing activities required $45.7 million and $1.4 million for the six months ended June 30, 1998 and 1997, respectively, substantially all of which were related to purchases of property and equipment and the cash portion of the Addison acquisition in 1998. Financing activities provided $91.4 million for the six months ended June 30, 1998 which related largely to the net proceeds from the $100.0 million private placement in June 1998, and consumed $7.2 million for the six months ended June 30, 1997 relating primarily to repayments of long-term debt and line of credit balances. Also included in financing activities during 1997 were distributions to stockholders for income taxes related to the operations of the business and other stockholder distributions. These distributions totaled $5.8 million for the six months ended June 30, 1997. The Company does not presently anticipate paying dividends in the future.

On June 4, 1998, the Company completed a private placement for an aggregate of $100.0 million in principal amount of its 10 1/2 percent Senior Notes due 2008. Net proceeds of the Offering were used to repay certain indebtedness of the Company and to pay the cash portion of the purchase price for the Company's acquisition of Addison.

On June 30, 1998, the Company entered into a credit facility with a bank that replaced the Company's prior $10.0 million facility. The $25.0 million credit facility matures on June 30, 2001. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries and is available for working capital and general corporate purposes. Interest payable on borrowings outstanding under the new credit facility initially is generally equal to either the bank's prime rate or LIBOR plus 2.50 percent, at the Company's option. The Company will be eligible for reductions in the initial margins on the new credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit the Company's ability to pay cash dividends or make other distributions, change its business or merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The credit facility contains events of default customary for facilities of this type, including without limitation, the Company's failure to pay principal, interest, fees or other amounts when due, the breach of any covenant, representation or warranty, bankruptcy, insolvency or similar events involving the Company or its subsidiaries, the unenforceability of any of the credit facility agreements or liens securing payment obligations under the new credit facility, and the occurrence or existence of any event or circumstance which has a material adverse effect upon the Company.

The Company estimates that its capital expenditures for 1998 will be approximately $3.0 million of which approximately $1.2 million had been expended as of June 30, 1998. The Company estimates that its available funds, cash generated by operating activities and funds available under its bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the Statement 131 segment presentation, if practicable. In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

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

Year 2000

Schuff has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. Schuff also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. Schuff is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

Schuff's assessment of and necessary modifications for the year 2000 issue are estimated to be completed in early 1999. Schuff believes that with current systems and anticipated modifications, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and necessary conversions are not made or are not completed in a timely manner, the year 2000 issue could have a material impact on the operations of Schuff. There can also be no assurance that the systems of any other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on Schuff. Any remaining costs of year 2000 initiatives are not expected to be material to Schuff's results of operation or financial position.

Addison has determined that the majority of its financial accounting, inventory and other software and its computer systems are not year 2000 compliant. Addison has not assessed the necessary modifications and costs associated with the year 2000 issue and has not assessed the compliance of its customers' and suppliers' software and computer systems or the steps, if any, taken or expected to be taken by them to remediate potential year 2000 issues where their systems interface with Addison's systems. Following the Acquisition, Schuff began to plan for the upgrade of Addison's software and computer systems to plan for the integration of such software and systems with those utilized by Schuff.

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

Fixed Price Contracts

A substantial portion of the Company's backlog consists of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

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

Capacity Constraints, Dependence On Subcontractors

The Company routinely relies on subcontractors to perform a significant portion of its fabrication and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. Addison currently subcontracts to others all of its erection services and most of its project detailing. With respect to these projects, the Company's success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company's ability to complete these projects in a timely and cost effective manner.

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

Geographic Concentration

The Company's fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, and Georgia, states in which the construction industry has experienced substantial growth during recent years. Because of this concentration, future construction activity and the Company's business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

Variations In Backlog; Dependence on Large Contracts

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

Risks Of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. Some of the Company's competitors have greater capital and other resources and are less leveraged than the Company and are well established in their respective markets. There can be no assurance that the Company's competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

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

No Assurance Of Successful Acquisitions

In addition to the acquisition of Addison, the Company intends to consider, and is currently pursuing, acquisitions of and alliances with other companies in its industry that could complement the Company's business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions or obtain the necessary funding for such acquisitions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations or to retain key customers and employees of acquired businesses. If the costs of such integration exceed expectations or if the Company experiences unexpected costs or liabilities in the acquired business, the Company's operating results and financial condition could be materially and adversely affected. In addition, any acquisition may result in incurrence of additional debt and assumption of additional liabilities, including contingent liabilities, all of which could adversely affect the Company's cash flow. Acquisitions involve numerous risks, such as diverting attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The acquisition of Addison has consumed and will continue to consume substantial management attention and resources of the Company, and will require substantial efforts and entail certain risks in the integration of its operations. There can be no assurance that anticipated cost savings or synergies will be achieved. The Company will be dependent on the retention and performance of Addison's existing management and employees for the day-to-day management and future operating results of Addison.

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

Potential Environmental Liability

The Company's operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect the Company. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although the Company has not incurred any material environmental related liability in the past and believes that it is in material compliance with environmental laws, there can be no assurance that the Company, or entities for which it may be responsible, will not incur such liability in connection with the investigation and remediation of facilities it currently operates (or formerly owned or operated) or other locations in a manner that could materially and adversely affect the Company.

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

Addison has determined that the majority of its financial accounting, inventory and other software and its computer systems are not year 2000 compliant. Addison has not assessed the necessary modifications and costs associated with the year 2000 issue and has not assessed the compliance of its customers' and suppliers' software and computer systems or the steps, if any, taken or expected to be taken by them to remediate potential year 2000 issues where their systems interface with Addison's systems. Following the acquisition, the Company began to plan for the upgrade of Addison's software and computer systems to plan for the integration of such software and systems with those utilized by the Company.

Possible Volatility Of Stock Price

In recent years, the stock market has experienced significant price and volume fluctuations that have had a substantial effect on the market prices for many companies and have often been unrelated to the operating performance of such companies. Such market fluctuations could materially adversely affect the market price for the Company's Common Stock. The market price of the Common Stock could also be subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors.

                           Part II. Other Information

Item 4.       Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Stockholders was held on June 16, 1998

         (b) The following individuals were elected to the Board of Directors:
David A Schuff, Scott A. Schuff, Kenneth F. Zylstra, Edward M. Carson, and Dennis DeConcini. Their terms will expire at the Company's 1999 Annual Meeting of Stockholders

         (c) The matters submitted for vote at the Annual Meeting were as follows:

         (c) (1) Election of five directors to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

        Nominee                                    Number of Shares
        -------                                    ----------------
        David A. Schuff                            For:               6,804,697
                                                   Against:                   0
                                                   Abstentions:             300
                                                   Broker Non-votes:          0

        Scott A. Schuff                            For:               6,804,697
                                                   Against:                   0
                                                   Abstentions:             300
                                                   Broker Non-votes:          0

        Kenneth F. Zylstra                         For:               6,804,697
                                                   Against:                   0
                                                   Abstentions:             300
                                                   Broker Non-votes:          0

        Edward M. Carson                           For:               6,804,697
                                                   Against:                   0
                                                   Abstentions:             300
                                                   Broker Non-votes:          0

        Dennis Deconcini                           For:               6,804,419
                                                   Against:                   0
                                                   Abstentions:             578
                                                   Broker Non-votes:          0

         (c) (2) Approval of Amendments to Schuff Steel Company 1997 Stock Option Plan. The shares were voted as follows:

             For:   5,514,947

             Against:              627,970
             Abstentions:            4,617
             Broker Non-votes:     657,463

         (c) (3) Approval of Schuff Steel Company 1998 Director Compensation Plan. The shares were voted as follows:

             For:                5,780,105
             Against:              364,964
             Abstentions:            2,465
             Broker Non-votes:     657,463

         (c) (4) Ratification of the selection of Ernst & Young LLP as independent auditors of the Company for its year ending December 31, 1998:

             For:                6,802,507
             Against:                1,790
             Abstentions:              700
             Broker Non-votes:           0

         (d) None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number                Description of Exhibit
             ------                ----------------------

               27                   Financial Data Schedule

         (b) During the quarter ended June 30, 1998, the Company filed: (i) Current Report on Form 8-K dated May 12, 1998, pursuant to Items 5 and 7, to file a copy of the Company's press release entitled, "Schuff Steel Announces Definitive Agreement To Acquire Addison Structural Services, Inc.," and (ii) Current Report on Form 8-K, as amended, dated June 4, 1998, pursuant to Items 2, 5, and 7, to disclose the completion of the Company's acquisition of Addison Structural Services, Inc. ("Addison"), the completion of the Company's private placement pursuant to Rule 144A of an aggregate of $100 million in principal amount of its 10 1/2 percent Senior Notes due 2008, the letter of commitment with Wells Fargo Bank, N.A., relating to a replacement credit facility, and to file copies of the Company's press releases relating to the foregoing. The Company also filed Pro Forma financial information of the Company and Addison and audited historical Financial Statements of Addison, the notes related thereto, and the report of independent auditors of Addison.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHUFF STEEL COMPANY

Date: August 14, 1998             By: /s/ Kenneth F. Zylstra
                                      ----------------------------
                                      Kenneth F. Zylstra
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer
                                      and Duly Authorized Officer)

                                INDEX TO EXHIBITS


             Exhibit
             Number                Description of Exhibit
             ------                ----------------------

               27                   Financial Data Schedule