Form 10-Q
period 1998-09-30
SCHUFF STEEL CO
filed 1998-11-16
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                              SCHUFF STEEL COMPANY

             (Exact Name of Registrant as Specified in its Charter)

                    DELAWARE                                         86-0318760
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification No.)
                 Organization)

           1841 West Buchanan Street                                    85009
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

                                 Yes  X  No
                                     ---    ---

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of November 13, 1998, there were 7,022,420 shares of Common Stock outstanding, $.001 par value per share.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.           Financial Information

     Item 1.      Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997                    1

                  Condensed Consolidated Statements of Income -
                  Three Months Ended September 30, 1998 and 1997 and
                  Nine Months Ended September 30, 1998 and 1997               2

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997               3

                  Notes to Condensed Consolidated Financial Statements        4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10


Part II.          Other Information

     Item 5.      Other Information                                          23

     Item 6.      Exhibits and Reports on Form 8-K                           23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,  December 31,
                                                                                      1998          1997
                                                                                  -------------  ------------
                                                                                  (Unaudited)      (Note)
                                                                                         (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 33,532        $    197
   Restricted funds on deposit                                                         2,545           2,096
   Receivables                                                                        44,389          24,717
   Costs and recognized earnings in excess of billings on uncompleted
     contracts                                                                         7,598           3,982
   Inventories                                                                         7,760           2,364
   Prepaid expenses and other current assets                                           2,851           1,167
                                                                                    --------        --------
Total current assets                                                                  98,675          34,523

Property, plant and equipment, net                                                    18,252           7,415
Goodwill, net                                                                         40,906            --
Other assets                                                                           5,806             100
                                                                                    --------        --------
                                                                                    $163,639        $ 42,038
                                                                                    ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                                 $  9,469        $  5,749
   Accrued payroll and employee benefits                                               3,346           1,023
   Accrued interest payable                                                            3,545              46
   Other accrued liabilities                                                           2,522           1,095
   Billings in excess of costs and recognized earnings on uncompleted
     contracts                                                                         8,931           3,758
   Current portion of long-term debt                                                   3,955             304
                                                                                    --------        --------
Total current liabilities                                                             31,768          11,975

Long-term debt, less current portion                                                 103,370           4,927
Other liabilities                                                                      1,282             463

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,022,420 and
     7,000,000 shares issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively                                                       7               7
   Additional paid-in capital                                                         14,144          14,013
   Retained earnings                                                                  13,068          10,653
                                                                                    --------        --------
Total stockholders' equity                                                            27,219          24,673
                                                                                    --------        --------
                                                                                    $163,639        $ 42,038
                                                                                    ========        ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                     1998            1997            1998            1997
                                                  ---------       ---------       ---------       ---------
                                                                 (in thousands, except per share data)
Revenues                                          $  55,960       $  35,439       $ 119,119       $  98,123
Cost of revenues                                     46,948          29,574         101,828          83,968
                                                  ---------       ---------       ---------       ---------
Gross profit                                          9,012           5,865          17,291          14,155

General and administrative expenses                   4,922           2,281          10,369           6,457
                                                  ---------       ---------       ---------       ---------
Operating income                                      4,090           3,584           6,922           7,698
Interest expense                                     (2,738)            (72)         (3,842)           (263)
Other income, net                                       696             146           1,241             414
                                                  ---------       ---------       ---------       ---------
Income before income tax expense                      2,048           3,658           4,321           7,849
Income tax expense                                      964           1,496           1,906           1,387
                                                  ---------       ---------       ---------       ---------
Net income                                        $   1,084       $   2,162       $   2,415       $   6,462
                                                  =========       =========       =========       =========

Pro forma, net income data:
   Net income, reported above                     $   1,084       $   2,162       $   2,415       $   6,462
   Pro forma provision for income taxes
     related to operations as S Corporation            --              --              --             1,513
                                                  ---------       ---------       ---------       ---------
Pro forma net income                              $   1,084       $   2,162       $   2,415       $   4,949
                                                  =========       =========       =========       =========

Pro forma net income per share:
   Basic                                          $    0.15       $    0.31       $    0.34       $    0.79
                                                  =========       =========       =========       =========
   Diluted                                        $    0.15       $    0.31       $    0.34       $    0.78
                                                  =========       =========       =========       =========
Weighted average shares used in computation:
   Basic                                              7,022           6,931           7,011           6,275
                                                  =========       =========       =========       =========
   Diluted                                            7,161           7,077           7,180           6,334
                                                  =========       =========       =========       =========


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine months ended September 30,
                                                                               1998              1997
                                                                             --------          --------
                                                                                   (In thousands)
OPERATING ACTIVITIES
Net income                                                                   $  2,415          $  6,462
Adjustment to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              2,239             1,125
     Gains on disposals of property, plant and equipment                         (151)              (21)
     Deferred taxes                                                              (390)             (114)
     Unearned compensation                                                          9              --
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                               (449)              244
       Receivables                                                             (7,421)           (2,497)
       Costs and recognized earnings in excess of billings in
         uncompleted contracts                                                    631               (91)
       Inventories                                                             (1,237)            3,997
       Prepaid expenses and other current assets                                 (240)             (606)
       Accounts payable                                                        (1,038)           (3,196)
       Accrued payroll and employee benefits                                      860               522
       Accrued interest payable                                                 3,499                46
       Other accrued liabilities                                               (2,134)            2,208
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                                  3,192            (6,570)
       Other liabilities                                                          130               204
                                                                             --------          --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                              395             1,713

INVESTING ACTIVITIES
Acquisitions of property, plant and equipment                                  (1,642)           (1,338)
Proceeds from disposals of property, plant and equipment                        3,767                40
Increase in other assets                                                          (10)             (100)
Purchases of businesses, net of cash acquired                                 (62,362)             (427)
                                                                             --------          --------
           NET CASH USED IN INVESTING ACTIVITIES                              (60,247)           (1,825)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings                41,912            17,777
Principal payments on revolving line of credit and long-term debt             (44,531)          (19,279)
Proceeds from issuance of senior notes, net of issuance costs                  95,694              --
Proceeds from issuance of common stock, net of issuance costs                    --              14,000
Proceeds from exercise of options                                                 112              --
Cash distributions to stockholders                                               --             (13,185)
                                                                             --------          --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 93,187              (687)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    33,335              (799)
Cash and cash equivalents at beginning of period                                  197             7,253
                                                                             --------          --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 33,532          $  6,454
                                                                             ========          ========


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and the Company's Prospectus dated July 21, 1998 relating to the exchange offer of $100.0 million in aggregate principal amount of its 10-1/2% senior notes due June 1, 2008.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the SFAS No. 131

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

segment presentation, if practicable. In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and stockholders' equity. SFAS No. 130 requires the Company's changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the three and nine month periods ended September 30, 1998, total comprehensive income approximated net income.

3. RECEIVABLES

Receivables consist of the following at:

                                                   September 30,       December 31,
                                                        1998              1997
                                                   -------------       ------------
                                                            (in thousands)
Contract receivables:
   Contracts in progress                              $38,199            $18,094
   Unbilled retentions                                  6,161              6,520
                                                      -------            -------
                                                       44,360             24,614
Other receivables                                          29                103
                                                      -------            -------
                                                      $44,389            $24,717
                                                      =======            =======

4. INVENTORIES

Inventories consist of the following at:

                                                   September 30,       December 31,
                                                       1998                1997
                                                   -------------       ------------
                                                            (in thousands)
Raw materials                                         $6,730              $1,846
Work-in-process                                          454                --
Finished goods                                           576                 518
                                                      ------              ------
                                                      $7,760              $2,364
                                                      ======              ======

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

5. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                           Three months ended      Nine months ended
                                                              September 30,          September 30,
                                                            1998        1997        1998        1997
                                                           ------      ------      ------      ------
                                                              (in thousands, except per share date)
Numerator:
   Pro forma net income                                    $1,084      $2,162      $2,415      $4,949
                                                           ======      ======      ======      ======

Denominator:
   Weighted average shares                                  7,022       6,870       7,011       5,630
   Net effect of shares issued that are attributed to
     stockholder distributions made from initial
     public offering proceeds                                --            61        --           645
                                                           ------      ------      ------      ------
Denominator for basic pro forma net income per share        7,022       6,931       7,011       6,275

Effect of dilutive securities:
   Employee and director stock options                        139         146         169          59
                                                           ------      ------      ------      ------
   Denominator for diluted pro forma net income
     per share - adjusted weighted average shares
     and assumed conversions                                7,161       7,077       7,180       6,334
                                                           ======      ======      ======      ======
Pro forma net income per share:
   Basic                                                   $ 0.15      $ 0.31      $ 0.34      $ 0.79
                                                           ======      ======      ======      ======
   Diluted                                                 $ 0.15      $ 0.31      $ 0.34      $ 0.78
                                                           ======      ======      ======      ======

6. INCOME TAXES

For the period from January 1, 1997 to June 26, 1997, the financial statements of the Company do not include a provision for income taxes because the taxable income of the Company was included in the income tax returns of the stockholders under the S Corporation elections. Pro forma net income reflects the provision for income taxes that would have been recorded had all of the Company's income been subject to income taxes as a C Corporation for the S Corporation period assuming an effective tax rate of 40 percent.

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

7. ACQUISITIONS

Effective June 4, 1998, the Company purchased all of the issued and outstanding capital stock of Addison Structural Services, Inc. (Addison). As a result of such purchase, the Company acquired indirect ownership of the assets of Addison's operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59.4 million.

Effective August 31, 1998, the Company purchased all of the issued and outstanding capital stock of Six Industries, Inc. (Six). The aggregate purchase price was approximately $17.9 million.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition. Goodwill is being amortized over 25 years. The operating results of the acquirees have been included in the Company's consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisition had occurred on January 1, 1997:

                                                            Nine months ended
                                                              September 30,
                                                          1998            1997
                                                        --------        --------
                                                       (in thousands, except per
                                                              share date)
Revenues                                                $162,348        $158,737
Net income                                                 3,169           4,889
Diluted pro forma net income per share                      0.44            0.77


The pro forma amounts include a charge for all of the debt costs related to the issuance of $100 million of the Company's 10-1/2 % senior notes, although the entire amount of the debt was not used to finance the acquisitions. The pro forma amounts do not reflect interest income that would have been earned on the portion of the debt proceeds that were not used to fund the cash portion of the purchase price of the acquirees, although such funds would have been available to the Company for investment purposes.

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

8. SUBSIDIARY GUARANTORS

The Company's 10-1/2% senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries (collectively the Subsidiary Guarantors), all wholly owned. The following table sets forth the "summarized combined financial information" of the Subsidiary Guarantors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                                   September 30,
                                                                       1998
                                                                   -------------
                                                                  (in thousands)
Balance sheet data:
   Current assets                                                    $40,588
   Noncurrent assets                                                  12,201
   Total assets                                                       52,789
   Current liabilities                                                11,662
   Noncurrent liabilities                                                636
   Total stockholders' equity                                         40,491

                                                               Nine months ended
                                                              September 30, 1998
                                                              ------------------
                                                                (in thousands)
Operating data:
   Revenues                                                         $28,880
   Gross profit                                                       7,620
   Net income                                                         1,402


The Company has no other subsidiaries other than the Subsidiary Guarantors. The summarized combined financial information of the Subsidiary Guarantors includes information only for the periods from the Subsidiary Guarantors' dates of acquisitions, since prior to such acquisition dates, the Subsidiary Guarantors were not subsidiaries of the Company. The Subsidiary Guarantors' net income also includes goodwill amortization and interest expense, net of tax benefits, allocated from the Company to reflect the amount of long-term debt used and goodwill generated in the acquisitions.

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1998 (CONTINUED)

9. CONTINGENT MATTERS

The Company is involved from time to time in the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1997 or September 30, 1998 for which the eventual outcome would have a material adverse impact on the Company.

10. SUBSEQUENT EVENT

On October 15, 1998, the Company purchased all of the issued and outstanding capital stock of Bannister Steel, Inc. (Bannister). The aggregate purchase price was $16.8 million, of which $15.8 was paid in cash and $1.0 million in the form of a note payable. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Prospectus dated July 21, 1998, relating to the exchange offer of $100.0 million in aggregate principal amount of its 10-1/2% senior notes due June 1, 2008.

Results of Operations

Revenues increased by 57.9 percent to $56.0 million for the three months ended September 30, 1998 from $35.4 million for the three months ended September 30, 1997. Revenues increased by 21.4 percent to $119.1 million for the nine months ended September 30, 1998 from $98.1 million for the nine months ended September 30, 1997. The increase in revenues for the three and nine month periods ended September 30, 1998 was primarily a result of an additional $21.9 and $28.9 million, respectively, of revenues being generated by Addison Structural Services, Inc. (Addison) and Six Industries, Inc. (Six) following their acquisitions by the Company in June 1998 and August 1998. The average revenues for the Company's ten largest revenue generating projects in the three and nine month periods ended September 30, 1998 were $2.8 million and $5.7 million, respectively, versus $2.7 million and $6.7 million in the three and nine month periods ended September 30, 1997, respectively.

Gross profit increased by 53.7 percent to $9.0 million for the three-month period ended September 30, 1998 from $5.9 million for the three-month period ended September 30, 1997. Gross profit increased 22.2 percent to $17.3 million for the nine-month period ended September 30, 1998 from $14.2 million for the nine-month period ended September 30, 1997. The increases for the three and nine month periods ended September 30, 1998 were primarily attributable to increases in revenues. As a percentage of revenues, gross profit was 16.1 percent and 16.5 percent for the three month periods ended September 30, 1998 and 1997, respectively, and 14.5 percent and 14.4 percent for the nine month periods ended September 30, 1998 and 1997, respectively. The slight decrease in gross profit as a percentage of revenues during the three-month period ended September 30, 1998 was primarily attributable to slightly higher margins achieved in the third quarter of 1997.

General and administrative expenses increased by 115.8 percent to $4.9 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997. General and administrative expenses increased by 60.6 percent to $10.4 million for the nine months ended September 30, 1998 from $6.5 million for the nine months ended September 30, 1997. General and administrative expenses as a percentage of revenues increased to 8.8 percent for the three months ended September 30, 1998 from 6.4 percent for the three months ended September 30, 1997. General and administrative expenses as a percentage of revenues increased to 8.7 percent for the nine months ended September 30, 1998 from 6.6 percent for the nine months ended September 30, 1997. The increases in general and administrative costs as a percentage of revenues were due primarily to increased administrative costs associated with the Company's acquisitions, the addition of general and administrative costs of the acquired companies which had higher general and administrative costs as a percentage of revenues than the Company, and amortization of $330,000 and $425,000 relating to the goodwill generated from such acquisitions for the three and nine month periods ended September 30, 1998, respectively. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services, none of which increased in proportion to the increase in revenues, primarily because the Company's higher average contracts during the period did not require proportionately higher general and administrative expenses.

Interest expense increased to $2.7 million for the three months ended September 30, 1998 from $72,000 for the three months ended September 30, 1997. Interest expense increased to $3.8 million for the nine months ended September 30, 1998 compared to $263,000 for the nine months ended September 30, 1997. The increases in interest expense were attributable to the interest costs related to the $100.0 million in principal amount of the Company's 10-1/2% senior notes in June 1998.

Other income increased to $696,000 for the three-month period ended September 30, 1998 from $146,000 for the three-month period ended September 30, 1997. Other income increased to $1.2 million for the nine-month period ended September 30, 1998 from $414,000 for the nine-month period ended September 30, 1997. The increases in other income were attributable primarily to earnings on funds invested from the cash proceeds of the $100.0 million private placement of the 10-1/2 % senior notes.

Income tax expense for the three month period ended September 30, 1998 was $964,000, which reflects an effective tax rate of approximately 47 percent compared to $1.5 million reflecting a 41 percent effective tax rate for the three month period ended September 30, 1997. Income tax expense for the nine month period ended September 30, 1998 was $1.9 million, which represents an effective tax rate of 40 percent compared to a pro forma income tax expense for the nine month period ended September 30, 1997 of $2.9 million reflecting a pro forma effective tax rate of 37 percent. The increases in effective tax rates were due primarily to amortization of goodwill of $330,000 and $425,000 for the three and nine months ended September 30, 1998, respectively, which resulted from the 1998 acquisitions and which is not deductible for tax purposes. The pro forma effective tax rate for the nine months ended September 30, 1997 represents an effective tax rate of 40 percent on the Company's earnings from the date of its S Corporation status termination on June 26, 1997, offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company's S Corporation status.

Backlog remained relatively constant at $113.9 million at September 30, 1998 compared to $113.8 million at June 30, 1998. Backlog at December 31, 1997 was $56.8 million. The increase in backlog compared to December 31, 1997 was the result of additional backlog of approximately $40.6 million generated from the Addison and Six acquisitions as well as backlog for one Schuff project in California of $23.7 million.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At September 30, 1998, the Company had $2.0 million of borrowings under its line of credit. At such date, the Company had working capital of approximately $66.9 million. The Company believes that it has sufficient liquidity through its present resources, including the remaining net proceeds of its initial public offering and funds available under its bank credit facility, to meet its near term financial needs.

The Company's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $395,000 and $1.7 million for the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, operating cash flows were less than net income due to an increase in receivables of $7.0 million offset by an increase of billings in excess of costs and recognized earnings on uncompleted contracts of $3.2 million due to favorable billing terms, depreciation and amortization of $2.2 million, and other changes in working capital requirements. For the nine months ended September 30, 1997, operating cash flows were less than net income due to increased working capital requirements, which included a decrease of $6.6 million in billings in excess of costs and recognized earnings on uncompleted contracts. Investing activities required $60.2 million and $1.8 million for the nine months ended September 30, 1998 and 1997, respectively, substantially all of which were related to purchases and disposals of property and equipment and the cash portion of the acquisitions of Addison and Six in 1998 and B&K Steel in 1997. Financing activities provided $93.2 million for the nine months ended September 30, 1998, primarily consisting of $95.7 million in net funds received from the $100.0 million private placement of 10-1/2 % senior notes, of which $3.3 million was used to pay existing indebtedness of the Company. Financing activities consumed $687,000 for the nine months ended September 30, 1997, and were related to $1.5 million in net draws of long-term debt and line of credit balances, distributions of $13.2 million to stockholders for income taxes related to the operations of the business and other stockholder distributions relating to the Company's prior status as an S Corporation, and $14.0 million in net proceeds from the Company's initial public offering.

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 (Securities Act) of $100.0 million in principal amount of its 10-1/2% senior notes due 2008 (Private Placement). Net proceeds of the Private Placement were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the

Company's acquisitions of Addison and Six.

The Company utilizes a $25.0 million credit facility with a bank that matures on June 30, 2001. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries and is available for working capital and general corporate purposes. Interest payable on borrowings outstanding under this credit facility initially is equal to either the bank's base rate plus 0.50 percent or LIBOR plus 2.50 percent, at the Company's option. The Company will be eligible for reductions in the initial margins on the credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit the Company's ability to pay cash dividends or make other distributions, change its business, merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The credit facility contains events of default customary for facilities of this type, including, without limitation, the Company's failure to pay principal, interest, fees or other amounts when due, the breach of any covenant, representation or warranty, bankruptcy, insolvency or similar events involving the Company or its subsidiaries, the unenforceability of any of the credit facility agreements or liens securing payment obligations under the credit facility, and the occurrence or existence of any event or circumstances which has a material adverse affect upon the Company.

The Company estimates that its capital expenditures for 1998 will be approximately $3.0 million of which approximately $1.7 million had been expended as of September 30, 1998. The Company estimates that its available funds, cash generated by operating activities and funds available under its bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows. Schuff Steel is a calendar year end company, so it must adopt SFAS No. 131 in 1998. Because SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until its 1998 annual report, at which time it will restate prior years' segment disclosures to conform to the SFAS No. 131 segment presentation, if practicable. In the Company's first quarter 1999 report, and in subsequent quarters, it will present the interim disclosures required by SFAS No. 131 for both 1999 and 1998.

As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and stockholders' equity. SFAS No. 130 requires the Company's changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Year 2000

The Company has determined that it and one of its subsidiaries, Six, will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

Addison has determined that the majority of its financial accounting, inventory and other software and its computer systems are not year 2000 compliant. Addison is assessing the necessary modifications and costs associated with the year 2000 issue and is assessing the compliance of its customers' and suppliers' software and computer systems or the steps, if any, taken or expected to be taken by them to remediate potential year 2000 issues where their systems interface with Addison's systems. The Company intends to upgrade Addison's software and computer systems and to integrate such software and systems with those utilized by the Company.

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

Factors That May Affect Future Operating Results and Financial Condition.

The Company's future operating results and financial condition are dependent on a number of factors.

Substantial Leverage and Ability to Service Debt

With the Company's 10-1/2% senior notes, existing line of credit facility and other positionings, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's 10-1/2% senior notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities.

The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the senior notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) the Company's leveraged position and the various covenants contained in the senior notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

Capacity Constraints, Dependence On Subcontractors

The Company routinely relies on subcontractors to perform a significant portion of its fabrication and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. Addison and Bannister currently subcontracts to others all of its erection services and most of their project detailing. With respect to these projects, the Company's success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company's ability to complete these projects in a timely and cost effective manner.

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

Union Contracts

The Company currently is a party to a number of collective bargaining agreements with various unions representing some of the Company's fabrication and erection employees. These contracts expire or are subject to expiration at various times in the future. The inability of the Company to renew such contracts could result in work stoppages and other labor disturbances, which could disrupt the Company's business and adversely affect the Company's results of operations.

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

Geographic Concentration

The Company's fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California and Texas, states in which the construction industry has experienced substantial growth during recent years. Because of this concentration, future construction activity and the Company's business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

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

No Assurance Of Successful Acquisitions

In addition to the acquisitions of Addison, Six, and Bannister, the Company intends to consider, and is currently pursuing, acquisitions of and alliances with other companies in its industry that could complement the Company's business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions or obtain the necessary funding for such acquisitions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, or to retain key customers and employees of acquired businesses. If the costs of such integration exceed expectations or if the Company experiences unexpected costs or liabilities in the acquired business, the Company's operating results and financial condition could be materially and adversely affected. In addition, any acquisition may result in incurrence of additional debt and assumption of additional liabilities, including contingent liabilities, all of which could adversely affect the Company's cash flow. Acquisitions involve numerous risks, such as diverting attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The acquisitions of Addison, Six and Bannister have consumed and will continue to consume substantial management attention and resources of the Company, and will require substantial efforts and entail certain risks in the integration of its operations. There can be no assurance that anticipated cost savings or synergies will be achieved. The Company will be dependent on the retention and performance of the acquired companies' existing management and employees for their day-to-day management and future operating results of Addison, Six and Bannister.

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

Year 2000

The Company has determined that it and one of its subsidiaries, Six, will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussion with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

Addison has determined that the majority of its financial accounting, inventory and other software and its computer systems are not year 2000 compliant. Addison is assessing the necessary modifications and costs associated with the year 2000 issue and has not assessed the compliance of its customers' and suppliers' software and computer systems or the steps, if any, taken or expected to be taken by them to remediate potential year 2000 issues where their systems interface with Addison's systems. Following the acquisition, the Company began to upgrade Addison's software and computer systems and to integrate such software and systems with those utilized by the Company.

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 15, 1998, and pursuant to a Stock Purchase Agreement dated as of September 30, 1998 (Purchase Agreement), among the Company; Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez (collectively the Sellers); and Bannister Steel, Inc. (Bannister); the Company purchased all of the issued and outstanding shares of capital stock of Bannister from Sellers. Bannister provides structural steel fabrication services for industrial and commercial projects to the Southern California construction market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit
              Number              Description of Exhibit
              -------             ----------------------

               27                 Financial Data Schedule

(b) During the quarter ended September 30, 1998, the Company filed: (i) Current Report on Form 8-K dated August 12, 1998, pursuant to Items 5 and 7, to file a copy of the Company's press release entitled, "Schuff Steel Announces Definitive Agreement To Acquire Six Industries, Inc.," and (ii) Current Report on Form 8-K dated August 31, 1998, pursuant to Items 5 and 7, to disclose the completion of the Company's acquisition of Six Industries, Inc. ("Six") and to file copies of the Stock Purchase Agreement among the Company, Wayne Harris, and Six and the Company's press release relating to the foregoing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHUFF STEEL COMPANY

Date:  November 16, 1998        By: /s/   Kenneth F. Zylstra
                                    --------------------------
                                    KENNETH  F. ZYLSTRA
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Officer)

                          Exhibits Index

              Exhibit
              Number              Description of Exhibit
              -------             ----------------------

               27                 Financial Data Schedule