Form 10-K405
period 1998-12-31
SCHUFF STEEL CO
filed 1999-03-18
CIK 1038368

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 9, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $12,662,000 based on the closing market price of the Common Stock on such date, as reported by the Nasdaq National Market.

     The number of shares of the Registrant's Common Stock outstanding at March 9, 1999 was 7,027,173.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 21, 1999, ARE INCORPORATED BY REFERENCE INTO PART III HEREOF TO THE EXTENT PROVIDED HEREIN. EXCEPT AS SPECIFICALLY INCORPORATED BY REFERENCE HEREIN, THE PROXY STATEMENT IS NOT DEEMED FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
          Item 1   --   Business....................................................     3
          Item 2   --   Properties..................................................    14
          Item 3   --   Legal Proceedings...........................................    15
          Item 4   --   Submission of Matters to a Vote of Security Holders.........    15

PART II
          Item 5   --   Market for the Registrant's Common Equity Securities and
                        Related Stockholder Matters.................................    15
          Item 6   --   Selected Financial Data.....................................    17
          Item 7   --   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................    19
          Item 7A  --   Quantitative and Qualitative Disclosures About Market
                        Risk........................................................    32
          Item 8   --   Financial Statements and Supplementary Data.................    32
          Item 9   --   Changes In and Disagreements With Accountants on Accounting
                        and Financial Disclosure....................................    32

PART III
          Item 10  --   Directors and Executive Officers of the Registrant..........    33
          Item 11  --   Executive Compensation......................................    33
          Item 12  --   Security Ownership of Certain Beneficial Owners and
                        Management..................................................    33
          Item 13  --   Certain Relationships and Related Transactions..............    33

PART IV
          Item 14  --   Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................    33

                                     PART I

                               ITEM 1 -- BUSINESS

GENERAL

     Schuff Steel Company (the "Company") is a fully integrated fabricator and erector of structural steel and heavy steel plate. The Company fabricates and erects structural steel for commercial and industrial construction projects such as high and low rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. The Company also manufactures short and long span joists, trusses and girders as well as specializes in the fabrication and erection of heavy steel plate, including large diameter water pipe, water storage tanks, pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized projects. The Company seeks to differentiate its operations by offering complete, turnkey steel construction services featuring engineering, detailing, shop fabrication and field erection. By offering an integrated package of steel construction services from a single source, the Company is able to respond more efficiently to the design and construction challenges associated with large, complex, "fast track" construction projects.

     The Company currently operates primarily in the southwestern and southeastern United States with a concentration in Arizona, Nevada, Texas, Florida, Georgia and southern California, with international operations in South America and Mexico. The Company has experienced significant growth in revenues over the past five years. Revenues have grown from $58.6 million in 1993 to $189.9 million in 1998.

     The Company provides its integrated steel services primarily to general contractors and engineering firms, including, among others, Fluor Daniel, Inc., Bechtel Group Inc. and Perini Corporation, that focus on a wide variety of projects, including hotels and casinos, office complexes, hospitals, mining facilities, manufacturing plants, shopping malls and centers, sports stadiums, large diameter water pipes, power plants, dams, bridges, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses. Representative projects include: Bank One Ballpark, a state-of-the-art baseball stadium featuring a fully retractable steel roof constructed for Major League Baseball's Arizona Diamondbacks franchise; Atlas Missile Launch Complex at Vandenberg Air Force Base in California; MGM Grand Hotel & Casino in Las Vegas, the world's largest hotel and casino; Paris Hotel and Casino, a hotel and casino with a scale replica of the Eiffel Tower; several projects for Walt Disney World and Universal Studios in Orlando, Florida; and Bajo de la Alumbrera in Argentina, one of the largest copper and gold mines in the world. The Company maintains relationships with a number of national and multi-national general contracting and engineering firms and is a preferred subcontractor to companies such as PETsMART, Inc. and Albertson's, Inc.

     The Company was incorporated in Arizona in 1976 and was reincorporated in Delaware in 1997. The Company's principal executive offices are located at 1841 West Buchanan Street, Phoenix, Arizona 85009, and its telephone number is (602) 252-7787.

     On June 4, 1998, the Company acquired all of the capital stock of Addison Structural Services, Inc. ("Addison"), a privately-held holding company headquartered in Albany, Georgia. Addison, through its wholly owned operating subsidiaries, provides structural steel fabrication and detailing services and manufactures short and long span joists, trusses and girders for commercial and light industrial projects. Addison operates primarily in the southeastern United States with a concentration in Florida and Georgia, and maintains two steel fabrication plants in Lockhart, Florida and Albany, Georgia, and a steel joist manufacturing plant in Quincy, Florida. The aggregate purchase price was $59.5 million, of which approximately $56.3 million was paid in cash at closing and $3.2 million was paid in the form of a promissory note. Addison had revenues of $63.6 million in its fiscal year ended June 30, 1997.

     On August 31, 1998, the Company acquired all of the capital stock of Six Industries, Inc. ("Six"), a privately-held company headquartered in Houston, Texas. Six and its subsidiary, Aitken, Inc., offer a wide array of steel fabrication services and products to the oil, gas, and petro chemical industries, which include structural steel for large industrial contractors in Houston and other locations situated near the Gulf of Mexico; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The aggregate purchase price was $18.2 million, of which $16.7 million was paid in cash at closing and $1.5 million was paid in the form of a promissory note. Six had revenues of $19.8 million in its fiscal year ended March 31, 1998.

     On October 15, 1998, the Company acquired all of the capital stock of Bannister Steel, Inc. ("Bannister"), a privately-held company headquartered in National City, California. Bannister provides structural steel fabrication services for industrial and commercial projects in the southern California construction market. The aggregate purchase price was $16.8 million, of which $15.8 million was paid in cash at closing and $1.0 million was paid in the form of a promissory note. Bannister had revenues of $21.4 million in its fiscal year ended December 31, 1997.

     The acquisitions have enabled the Company to broaden its geographic reach, access joist manufacturing, increase its customer base, leverage operating capabilities and acquire growing revenue streams.

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

BUSINESS STRATEGY

     The Company's objective is to achieve and maintain a leading position in the geographic and project markets in which it competes by providing timely, high quality services to its customers, continuing to grow internally and making selected strategic and consolidating acquisitions. The Company is pursuing this objective with a strategy comprised of the following components:

     Pursue Design-As-You-Go Projects. The Company pursues fast track, design-as-you-go projects as a significant portion of its overall business. The Company's unique ability to offer a full range of steel services and project management capabilities makes it a preferred subcontractor for fast track projects in the markets it serves. This capability often enables the Company to compete against a few, select firms in a less traditional, more negotiated selection process on such projects, thereby allowing the Company to realize attractive margins while providing overall cost savings and project flexibility and efficiencies to its customers.

     Expand Revenue Base. The Company is seeking to expand its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. The Company also intends to continue to grow its operations by developing new project capabilities and services and by targeting specific types of projects in which it has an existing reputation for expertise, such as semiconductor facilities, sports stadiums, airports, hotels and casinos and specialty projects such as large diameter water pipes. The Company believes that continuing to diversify its revenue base will reduce the impact of periodic adverse market or economic conditions.

     Manage Capacity Through Outsourcing. The Company increases its project capacity by outsourcing certain amounts of its detailing, fabrication and erection work to reputable subcontractors. Outsourcing has enabled the Company to effectively increase the capacity of its fabrication facilities while maintaining margins comparable to in-house services. The Company believes outsourcing will play a key role in its strategy to continue to expand its presence in selected international markets, where it typically provides design engineering and project management services and utilizes local subcontractors for fabrication and erection. The ability to expand or contract capacity through the use of outsourcing provides the Company flexibility to meet changing market demands in a cost-effective manner.

     Make Strategic and Consolidating Acquisitions. The Company intends to continue to evaluate selected acquisitions that offer the Company (i) strategically located facilities, (ii) expansion into new geographic markets,
(iii) access to new domestic and international customers and (iv) penetration of new product market segments. Such acquisitions may also provide the additional benefits of increasing purchasing efficiencies with respect to steel and other raw materials, bonding and insurance, more efficiently allocating and utilizing its resources and integrating the "best practices" of the Company and acquired companies throughout the combined organization.

     Maintain Entrepreneurial Environment. The Company believes its management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed significantly to profitability and the ability to develop new business in competitive or difficult economic environments. The Company's operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

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

     Diversify Customer and Product Base. Although the Company seeks to garner a leading share of the geographic and product markets in which it competes, it also seeks to diversify its construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to the Company's various principal geographic and project markets for 1998 and 1997:

                                             COMMERCIAL      INDUSTRIAL        OTHER
                                            ------------    ------------    ------------
                                            1998    1997    1998    1997    1998    1997
                                            ----    ----    ----    ----    ----    ----
Arizona...................................  17.6%   38.6%   0.6%    9.1%    1.1%    1.4%
California................................   8.9%    7.6%   2.3%    0.6%    0.0%    0.0%
Florida/Georgia...........................  25.1%    0.0%   0.0%    0.0%    0.0%    0.0%
Nevada....................................  23.5%   38.0%   0.2%    0.4%    0.1%    0.0%
New Mexico................................   0.0%    0.0%   1.3%    0.7%    0.0%    0.0%
Texas.....................................   0.0%    0.0%   2.9%    0.0%    0.0%    0.0%
Utah......................................  11.6%    0.0%   0.0%    0.0%    0.0%    0.0%
International.............................   0.0%    0.0%   4.8%    3.6%    0.0%    0.0%

     For additional information regarding the breakdown of revenues and operating results for the Company and its subsidiaries, see Note 14 to the Consolidated Financial Statements appearing elsewhere in this report.

     In recent periods, the Company has focused efforts on diversifying into international markets. Accordingly, the Company believes that its combined diversification into new geographic, specific product and international markets has enabled and will continue to enable it to expand its revenue base and to reduce the impact of periodic market or economic conditions adversely impacting one or more of its market segments. To date, international operations have been primarily in South America and Mexico and have been less than 10% of revenues. The contracts have been based in U.S. dollar amounts and are with known general contractors, therefore, the Company has not experienced any unusual financial risks.

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

     Acquire Synergistic Businesses. In addition to Addison, Six and Bannister, the Company intends to pursue selective acquisitions of steel detailing, fabrication and erection companies that offer the Company increased plant facilities, opportunities to increase market share in selected geographic markets, penetration of new product market segments and access to domestic and international markets targeted by the Company for geographic expansion. Such acquisitions may also provide the continued and additional benefits of increased purchasing efficiencies with respect to steel and other raw materials, payment and performance bonding and insurance premiums, and more efficient allocation and utilization of labor resources among projects within its geographic markets. The Company believes that many of its competitors operate primarily on a local or limited geographic basis and, while having established relationships in those markets, lack the resources to compete for large or more complex projects. In addition, the industry is highly fragmented with many of the Company's competitors being closely or family held entities.

     Promote Internal Growth. The Company intends to pursue continued internal growth by adding sales and marketing personnel to dedicated, fast growing markets in which the Company is actively pursuing new projects, by further developing its engineering and design capabilities and fabrication capacity, and by continually updating its fabrication and detailing equipment and technologies. The Company believes that these efforts will enhance its market share, revenues, and operating income in its existing and targeted principal markets and improve its operating capacity. In 1997, the Company secured additional office and administrative facilities, which permitted the expansion of its existing detailing, estimating and other project operations. The Company also invested $2.3 million in 1998, and intends to invest approximately $3.5 million in 1999, in new fabrication equipment and technologies. The Company is also considering the expansion of certain of its facilities and production capacities, which would increase the 1999 estimated capital expenditures.

     Create Additional Project Opportunities. The Company believes that its ability to efficiently coordinate and implement numerous design and logistical changes on large or more complex fast track projects, combined with its established long term relationships with key national and multi-national general contractors and other customers, will provide the Company with opportunities to market its services in a number of markets in which the Company has not yet achieved a leading position or conducted significant operations. Domestically, the Company plans to expand into markets in which it believes it can leverage its existing expertise to achieve a significant share of such markets. Among the regions targeted by the Company for domestic expansion are the Pacific Northwest, which presents several opportunities in the expanding computer chip manufacturing industry. The Company also will seek to capture significant market share in selected product markets. Among other markets, the Company is seeking to increase its participation in the construction of sports stadiums, airports, mining and smaller commercial construction markets. The Company plans to participate in these markets through the acquisition of existing participants, expansion of strategic customer relationships into new markets, and through increased sales and marketing efforts generally.

     Expand Internationally and Develop Strategic Alliances. The Company recently has developed its presence in selected international markets, including Chile, Argentina and Mexico and is pursuing opportunities in Southeast Asia. Each of these international markets is expected to have a growing demand for services offered by the Company. In Argentina, the Company recently completed fabrication and erection coordination services for mill facilities at one of the largest copper mines in the world. The Company also completed a large mining project in Chile. In addition, the Company will seek to expand internationally by partnering with existing multi-national customers such as Fluor Daniel, Inc. and Bechtel Group, Inc., as well as other international structural and design engineering firms, and by entering into strategic alliances with leading foreign fabricators and erectors in the Company's targeted international markets. The Company believes that its international alliances also will help to reduce its risk of entry into foreign markets by partnering with entities having an established presence and experience in such markets.

PRIMARY MARKETS AND PRODUCTS

     The Company's current principal geographic markets include the southwestern United States, primarily Arizona, Nevada, Texas and southern California, and the southeastern United States, primarily Florida and Georgia.

     The Company currently is expanding into other regions of the western United States, such as Utah and Colorado and into selected international markets.

     Southwestern and Western U.S. Markets. The Company is the leading steel fabrication and erection firm in Arizona and has been a prominent participant in many of Arizona's largest and most visible public and private projects. The Company has completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. In Nevada, the Company is the leading steel fabricator and erector in the hotel, entertainment and gaming construction industry, which has experienced rapid expansion over the past several years and is expected to continue its expansion for the foreseeable future. The Company also has maintained a strong presence in the California market and intends to achieve a greater share of this geographic market with its recent acquisition of Bannister and as it experiences an increase in new construction activity. The Company's typical projects in California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

     Within the southwestern and western United States geographic markets, the Company has also developed a market share in distinct product segments, particularly in the construction of large diameter water pipes used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers. The Company has developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe and customized transportation equipment necessary to deliver the system to its ultimate destination. With the Six acquisition in Texas, the Company has developed a market share in the oil, gas, and petro-chemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The Company has also expanded its market share into Utah with the fabrication and erection of the new assembly building for the Church of Jesus Christ of Latter Day Saints and into Colorado with the Company recently being awarded the contract for fabrication and erection services for the New Mile High Stadium.

     Southeastern U.S. Markets. The Company is a leading steel fabrication, erection and joist manufacturing firm in Central Florida and Georgia. Many of the Company's projects in these areas are in the commercial and industrial markets and typically range in size from $50,000 to $1.0 million for structural steel fabrication projects and from $5,000 to $500,000 for steel joist manufacturing products. The Company has completed several steel fabrication and erection and joist manufacturing projects, both in the southeastern United States and nationwide, for a variety of national and regional retail, grocery, restaurant and similar customers.

     International Markets. The Company recently has focused its expansion into selected international markets such as South America and Mexico. In South America, the Company's projects have been focused on large copper, gold and aluminum mining and related projects, primarily in Argentina and Chile. In addition, the Company has completed construction of several airport concourse and terminal facilities in the Caribbean.

REPRESENTATIVE PROJECTS

     Among the Company's noteworthy or recently completed or awarded projects and key national and regional customers are the following:

     - Bank One Ballpark. In 1995, the Company was awarded a contract to provide steel fabrication and erection services for the Bank One Ballpark in Phoenix, a state of the art baseball stadium for Major League Baseball's Arizona Diamondbacks franchise that features a fully retractable roof consisting of steel components detailed, fabricated and erected by the Company. The stadium contract represented a total of approximately $61 million in revenues to the Company. The stadium required over 20,000 tons of structural steel and employed approximately 160 iron workers at the peak of construction.

     - Atlas Missile Launch Complex. The Company provided the steel fabrication and erection services for the Atlas Missile Launch Complex at Vandenberg Air Force Base in California.

     - Bajo de la Alumbrera. The Company provided the design consultation, fabrication and delivery of approximately 7,200 tons of structural steel for the Bajo de la Alumbrera mining project in Argentina, which is one of the largest copper mines in the world.

     - MGM Grand Hotel and Casino and Convention Center Renovation. This structure is presently the world's largest hotel and casino with 5,005 hotel rooms and one million square feet of retail and casino space. The Company's participation includes the fabrication and erection of the main hotel and casino as well as the completion of a facade renovation and the provision of fabrication and erection services for the new MGM Convention Center, which consists of over 250,000 square feet of convention area.

     - New York, New York Hotel and Casino. The Company was the fabricator and erector for the New York, New York Hotel and Casino, which required approximately 6,500 tons of structural steel. The hotel was constructed to resemble the New York City skyline, including replicas of the Statue of Liberty, the Brooklyn Bridge and other New York City landmarks.

     - Paris Hotel & Casino. The Company was awarded two contracts for the fabrication and erection of the structural steel for the 1.2 million square foot low-rise area and the 34-story tower of the new Paris Hotel and Casino in Las Vegas, which will include hotel, casino, showroom, convention center and retail shopping areas. The project also entails the fabrication and erection by the Company of a 540 foot tall scale replica of the Eiffel Tower which will be built over and penetrate into the casino based on the original engineering drawings for the Eiffel Tower.

     - Riverside Badlands Tunnel. The Company was recently awarded a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

     - Salt River Siphon Replacement Project. The Company served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

     - Walt Disney World Projects. The Company has provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilion's at Epcot Center, the Splash Mountain amusement park ride and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

     - Orange County, Florida Convention Center. The Company provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for Phases II and III of this one million square foot modern convention center, a complex multi-level facility recently constructed in the Orlando, Florida area.

     - Tropicana Storage Facility. The Company provided the fabrication and erection of the structural steel housing facility for several one-million gallon steel fruit juice storage tanks for Tropicana Products, Inc.'s juice storage center in Fort Pierce, Florida.

     - Universal Studios. The Company was a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

     - National and Regional Customers. The Company is a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson's, Inc.

BUSINESS OPERATIONS

     The primary services provided by the Company are engineering and preparation of detail drawings, shop fabrication, and field erection. Following is a description of the Company's principal services.

     Engineering and Detailing. The Company maintains significant in-house structural engineering and detailing capabilities which enable it to implement and coordinate with its shop and field personnel changes to building and structural designs sought by project owners or general contractors, and to help influence critical determinations as to the most cost effective systems, designs, connections, and erection procedures for a particular project. The Company's detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and erection sequences of, each piece of steel utilized in a project, and continually update these drawings to accommodate design and other changes. The Company has a Stru-CAD automated detailing system that interacts electronically with the Company's numerically controlled fabrication equipment and produces updated detail drawings electronically, which are delivered to each of the Company's domestic and foreign field locations. The Company's detailing division initially prepares advance materials bills by size and length of each steel piece within pre-defined areas or sequences of erection for each project. Detailers coordinate directly with customers and the Company's fabrication and erection teams to determine and plan the order of fabrication and erection of a project and associated personnel and equipment requirements.

     Shop Fabrication. The Company's fabrication services consist of the procurement from steel producers of raw steel shapes in different sizes and lengths. These shapes vary in cross-section from I-beams to angle, channel, tube, pipe, and plate. Upon delivery of these steel shapes, and prior to fabrication, the Company prepares load lists that identify the sequence and date that each individual piece of steel is required on a project, a procedure that reduces the handling of and the need to store materials in the field. Upon completion of detail shop drawings, the Company's fabrication shop cuts the raw steel pieces to length, drills and punches holes through the use of numerically controlled beam lines, and completes coping and beveling with its numerically controlled machinery and automated burning equipment. The Company then fabricates fittings and completes welding and inspection of each finished structural piece. The Company utilizes advanced technologies to inspect weld seams, which significantly reduces costs, fabrication hours, and the likelihood of structural defects. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site, often pursuant to just-in-time delivery schedules. The Company also manufactures steel joists and girders in lengths ranging from five to 300 feet with a highly efficient and computerized process. The steel joist system is the one of the most economical roof systems for most buildings including office buildings, schools, churches, shopping centers, warehouses and etc.

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

     The Company believes that a key factor in its success has been its ability to provide through its in-house personnel valuable input and assistance to general contractors, engineering firms, and other customers with respect to overall project design of fabrication and erection sequences and other critical project decisions. This often results in overall project cost savings and efficiencies and helps to solidify key customer relationships. In addition to its centralized project management, the Company also uses a high percentage of skilled erection employees local to projects and utilizes advanced scheduling systems to enhance its ability to provide project management services to customers complementary to its core engineering, detail drawing, shop fabrication, and field erection services.

SAFETY AND QUALITY ASSURANCE

     The Company has adopted and maintains important safety policies that are administered and enforced by the Company's top management. The Company considers workplace accident prevention to be of primary importance in all phases of its operations and provides continual training on safety procedures and techniques to all of its shop and field personnel.

     The Company uses advanced welding and fabrication technologies and all of the Company's products are fabricated in accordance with applicable industry and specific customer standards and specifications. The

Company has achieved and maintains a level three certification by the American Institute of Steel Construction (AISC) with respect to its fabrication operations, the highest level of certification available from AISC. In addition, the Company's welding employees are certified in accordance with the American Society of Mechanical Engineers (ASME) Section IX, Non-Destructive Examination Inspector Certification to Society Non-Destructive Testing TC-IA Standards. The Company has developed project-specific and Company-wide quality assurance and quality control programs, and utilizes sophisticated x-ray and ultra-sonic systems to inspect weld seams. Substantially all joist manufacturing projects require companies to be members of the Steel Joist Institute (SJI). The Company is one of only 16 companies nationwide that belong to the SJI.

SALES AND ESTIMATING

     The Company's domestic sales and marketing efforts are led by sales managers. Each sales manager is responsible primarily for the Company's sales and marketing efforts in defined geographic areas, including the emerging South American and Mexican markets. In addition, the Company employs full-time project estimators and chief estimators. The Company's sales representatives maintain relationships with and make personal and other sales calls on general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration, which provides the Company with valuable market information and new project opportunities. The Company maintains future projects reports in order to track the weekly progress of new opportunities. The Company's sales efforts are further supported by most of its executive officers and by its engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

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

CONTRACTING METHODS AND PERFORMANCE BONDING

     The Company's projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of three types of contract pricing approaches: fixed price, cost-plus pricing or unit cost pricing. Under the fixed price approach, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company retains all cost savings but is also responsible for cost overruns. Under the cost-plus arrangement, the Company receives a specified fee in excess of its direct labor and material cost, up to a maximum amount, and thus seeks to gain protection against cost overruns and sometimes benefits directly from cost savings. Historically, a substantial majority of the Company's contracts have been fixed price arrangements. Under unit cost pricing, the Company receives a specified fee based on pounds or tons of fabricated steel shipped. Such fee includes all material, labor, overhead and profit mark-ups to prepare the steel to the customer's requirements. Steel fabricated and shipped in excess of quantities quoted is billed to the customer at the original unit cost price per pound or ton.

     While customers may consider a number of factors, including availability, capability, reputation, and safety record, price and the ability to meet customer imposed project schedules are the principal factors on which the Company obtains contracts. Generally, the Company's contracts and projects vary in length from one to twelve months depending on the size and complexity of the project, project owner demands, and other factors.

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

BACKLOG

     The Company considers backlog an important indicator of its operating condition because its engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. The Company defines its backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. As of December 31, 1998, the Company's backlog was $132.9 million, of which approximately $23.7 million was attributable to one project for a single customer in California, and approximately $6.5 million was attributable to one project in Utah. Backlog increased to $132.9 million at December 31, 1998 compared to $56.8 million at December 31, 1997 as a result of additional backlog of approximately $40.6 million generated from Addison, Six, and Bannister. The Company expects approximately 90% of its backlog as of December 31, 1998 to be recognized as revenues in 1999.

COMPETITION

     The principal geographic and product markets served by the Company are highly competitive. The Company competes with other contractors on a local, regional, or national basis, and in certain cases, on an international basis. The Company has different competitors for each of its services and product segments and within each geographic market served by the Company. The Company believes that it can compete effectively for new projects both nationally and internationally and that it is among the largest competitors in its industry. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of the Company's competitors have financial and operating resources greater than those of the Company.

GOVERNMENTAL REGULATION

     The Company's operations are governed by and subject to government regulations in the United States and in foreign countries in which the Company operates, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder in the United States. With respect to its international operations, the Company is subject to a number of laws and regulations, including those relating to taxation of its earnings and earnings of its personnel and its use of local personnel and suppliers. The Company's operations are subject to the risk of changes in federal, state, and local laws and policies which may impose restrictions on the Company, including trade restrictions, expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts or embargoes directed at specific countries, import restrictions or other trade barriers, and mandatory sourcing rules, any of which could, if adopted or implemented, materially and adversely affect the Company. The Company believes that it is in material compliance with the laws and regulations under which it and its operations are currently governed and does not believe that future compliance with such laws and regulations will have a material and adverse effect on it. The Company cannot determine, however, to what extent future operations and earnings of the Company may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 1,375 people. The number of persons employed by the Company on an hourly basis fluctuates directly in relation to the amount of business performed by the Company. Certain of the fabrication and erection personnel employed by the Company are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. The Company is a party to several separate collective bargaining agreements with such unions in certain of the Company's current operating regions, which expire (if not renewed) at various times in the future. Most of the Company's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. The Company considers its relationship with its employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to the Company's own labor relations, the Company has not experienced a work stoppage or other labor disturbance.

     The Company utilizes third-party fabrication and erection subcontractors on many of its projects and also subcontracts detailing services from time to time when it lacks available in-house capacity for such services. The Company's inability to engage fabrication, erection and detailing subcontractors on terms favorable to the Company could limit the Company's ability to complete projects in a timely manner or compete for new projects and could have a material adverse effect on the Company.

SUPPLIERS

     The Company currently purchases a majority of its steel and steel components from several domestic and foreign steel producers and suppliers. However, steel is readily available from numerous foreign and domestic steel producers and the Company is not dependent on any one supplier. The Company believes that its relationships with its suppliers are good and has no long-term commitments with any of its suppliers. In recent periods, there has been an increased demand for steel from domestic mills and the Company has purchased a portion of its steel requirements from Asian producers.

                              ITEM 2 -- PROPERTIES

     The Company's manufacturing facilities and executive and administrative offices are located at the following sites:

           LOCATION              SIZE (SQ. FT.)   OWNED/LEASED                PRODUCTS/SERVICES
           --------              --------------   ------------    -----------------------------------------
Phoenix, Arizona                    400,000          Leased(1)    Fabrication shop; operations, erection,
                                                                  engineering and detailing offices
Gilbert, Arizona                    145,000          Leased(2)    Fabrication shop
Phoenix, Arizona                     22,000          Leased(3)    Executive, finance, administration,
                                                                  estimating and sales offices
Lockhart, Florida                   144,000           Owned       Fabrication shop; sales, executive and
                                                                  operations offices; maintenance yard;
                                                                  steel truss plant
Albany, Georgia                     102,000           Owned       Fabrication shop; executive, operations
                                                                  and estimating offices
Quincy, Florida                     140,000           Owned       Steel joist and long span truss
                                                                  manufacturing plant
Houston, Texas                       43,000           Owned       Fabrication shop; sales, estimating,
                                                                  operation and administrative offices
Houston, Texas                          974          Leased       Detailing office
National City, California            26,000           Owned       Fabrication shop; operations, sales,
                                                                  estimating and administrative offices
Dothan, Alabama                       2,850          Leased       Detailing office
Montgomery, Alabama                   1,200          Leased       Detailing office

---------------
(1) Leased by the Company from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the "Schuff Partnership"). This lease expires on February 28, 2017. Annual rent under the lease totaled $414,000 in 1998, and will be $556,000 in 1999, $601,000 in 2000, and $605,000 in each year thereafter during the remaining term of the lease, subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula.

(2) Leased by the Company from the Schuff Partnership expiring on February 28, 2017. Annual rent under the lease is $340,000, subject to increase every five years commencing in 2002 based on a Consumer Price Index formula.

(3) Leased by the Company from the Schuff Partnership expiring April 30, 2017. Annual rent under the lease is $135,000, subject to increase every five years based on a Consumer Price Index formula. The Company subleases a portion of the premises.

     Under each of the foregoing leases, the Company also is obligated to pay all taxes, insurance and maintenance costs.

                          ITEM 3 -- LEGAL PROCEEDINGS

     Construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in the Company being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of the Company's operations in one or more jurisdictions. The Company is a defendant in lawsuits from time to time, including lawsuits arising in the normal course of its business. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, the Company's management believes that the ultimate outcome will not have a material adverse effect to the operations or liquidity of the Company.

     The Company maintains workers compensation insurance that provides full coverage of statutory workers compensation benefits. The Company also maintains employer liability insurance in its principal geographic markets in amounts of $1,000,000 per accident for bodily injury by accident and $1,000,000 per employee (and as a policy limit) for bodily injury by disease and contractors commercial general liability insurance in the amount of $1,000,000. In addition, the Company maintains umbrella coverage limits of $36,000,000. The Company also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of the Company's facilities and property. All policies are subject to various deductibles and coverage limitations. Although management of the Company believes that the Company's insurance is adequate for its present needs, there can be no assurance that the Company will be able to maintain adequate insurance at premium rates that management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

     Currently, the Company does not maintain any reserves for its ongoing litigation. The Company periodically reviews the need to maintain a litigation reserve. The Company seeks to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that the Company's efforts to mitigate losses will be successful or that any losses incurred will not exceed the Company's insurance or estimated reserves thereon.

     During 1998, the Company filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work the Company believes is billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company has already incurred and expensed all of the costs related to this claim. While management believes it has a right to collect the full amount of the claim, no revenue has been recognized given the uncertainty of the related negotiations, arbitration, and/or litigation that will be required to resolve the ultimate payment due the Company. The Company's claim was filed with that of the general contractor of the project, Perini/Tutor-Saliba, along with several other project subcontractors.

         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1998.

                                    PART II

         ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES
                        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SHUF." The Common Stock commenced public trading on July 1, 1997 in connection with the Company's initial public offering. As a result, high and low market price information is not available for periods prior to the third quarter of fiscal 1997. The following table sets forth the high and low last sale prices of the Common Stock, as reported by the Nasdaq National Market, for the periods indicated:

                                                                MARKET PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------    ------
FISCAL YEAR 1997
Third Quarter (from July 1, 1997)...........................  $11.125    $    7.50
Fourth Quarter..............................................  $11.875    $    8.625

FISCAL YEAR 1998
First Quarter...............................................  $14.375    $    8.875
Second Quarter..............................................  $15.375    $   13.6875
Third Quarter...............................................  $15.625    $    4.375
Fourth Quarter..............................................  $ 7.75     $    3.25

FISCAL YEAR 1999
First Quarter (through March 9, 1999).......................  $ 7.625    $    5.4375

     As of March 9, 1999, there were approximately 55 holders of record of the Company's Common Stock.

     Except for certain distributions to its then current shareholders while the Company was subject to taxation under subchapter S of the Internal Revenue Code of 1986 and certain other distributions, including those made in connection with the closing of the Company's initial public offering in July 1997 to the Company's shareholders prior to the offering, the Company has not made distributions or declared dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company's Board of Directors to retain its earnings, if any, to finance the operation and expansion of the Company's business. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

     The performance of the Company's Common Stock is dependent upon several factors including those set forth below and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition."

  Control by Majority Shareholders; Ability to Issue Preferred Stock

     Mr. David A. Schuff, the Company's Chairman and co-founder, and Mr. Scott
A. Schuff, the Company's President, Chief Executive Officer, co-founder and a member of its Board of Directors, collectively control the voting of approximately 71.3% of the outstanding Common Stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting the sale or merger of the Company. In addition, the Company's Certificate of Incorporation authorizes the Company to issue shares of "blank check" preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the Common Stock.

  Volatility of Stock Price

     The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock is also subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8 per share. Since that time, the Company's Common Stock has traded as low as $3.25 per share and as high as $15.625 per share. The market price for the Company's Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

  Shares Eligible for Future Sale

     There were 7,027,173 shares of Common Stock outstanding as of March 9, 1999. Of these shares, 2,027,173 shares of Common Stock are freely tradable. The 5,000,000 remaining shares of Common Stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the "Securities Act"). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. Of the "restricted securities" outstanding, all of these shares have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock in the open market could adversely affect the prevailing market price of the Common Stock and may make it more difficult for the Company to sell its equity securities in the future on terms it deems appropriate.

                       ITEM 6 -- SELECTED FINANCIAL DATA

     The following sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1998. The selected annual historical consolidated financial data is derived from the Company's Consolidated Financial Statements audited by independent auditors. For additional information, see the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is qualified by reference thereto and to the Company's Consolidated Financial Statements and Notes thereto.

                                                        YEAR ENDED DECEMBER 31
                                        ------------------------------------------------------
                                         1994       1995        1996      1997(1)     1998(2)
                                        -------    -------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenues..............................  $68,199    $62,090    $103,912    $138,218    $189,940
Cost of revenues......................   58,874     54,222      86,998     117,955     160,647
                                        -------    -------    --------    --------    --------
  Gross profit........................    9,325      7,868      16,914      20,263      29,293
General and administrative expenses...    4,915      5,284       6,715       8,880      15,509
Goodwill amortization.................       --         --          --          --         931
                                        -------    -------    --------    --------    --------
  Operating income....................    4,410      2,584      10,199      11,383      12,853
Interest expense......................     (718)      (752)       (452)       (348)     (6,812)
Other income..........................       67        618         303         520       1,733
                                        -------    -------    --------    --------    --------
Income before income taxes............    3,759      2,450      10,050      11,555       7,774
Provision for income taxes............       --         --          --       2,823       3,453
                                        -------    -------    --------    --------    --------
Net income............................    3,759      2,450      10,050       8,732       4,321
Pro forma income taxes(3).............    1,500        980       4,020       1,513          --
                                        -------    -------    --------    --------    --------
Pro forma net income(3)...............  $ 2,259    $ 1,470    $  6,030    $  7,219    $  4,321
                                        =======    =======    ========    ========    ========
Pro forma net income per share(3):
  -- basic............................                        $   1.02    $   1.12    $   0.62
  -- diluted..........................                        $   1.02    $   1.10    $   0.60
Shares used in computation:
  -- basic............................                           5,941       6,457       7,014
  -- diluted..........................                           5,941       6,556       7,169
OPERATING DATA
Backlog(4)............................  $22,544    $80,834    $ 67,335    $ 56,793    $132,940
BALANCE SHEET DATA
Cash and cash equivalents.............  $    63    $   289    $  7,253    $    197    $ 15,431
Restricted funds on deposit(5)........       --        220       2,249       2,096       2,574
Costs and recognized earnings in
  excess of billings on uncompleted
  contracts(6)........................      777      1,076       3,331       3,982      11,861
Billings in excess of costs and
  recognized earnings on uncompleted
  contracts(6)........................    6,506      5,940      12,051       3,758       7,025
Property and equipment, net...........    4,666      4,222       5,116       7,415      20,850
Total assets..........................   26,244     25,260      36,397      42,038     165,588
Long term debt, excluding current
  portion.............................    7,057      5,271       2,753       4,927     103,870
Stockholders' equity..................  $ 6,032    $ 6,768    $ 10,682    $ 24,673    $ 29,135

---------------
(1) Gives effect to the Company's acquisition of B&K Steel Fabrications, Inc. ("B&K Steel") on January 31, 1997, which was accounted for under the purchase method of accounting. Financial information relating to B&K Steel has not been included in periods prior to the acquisition.

(2) Gives effect to the Company's acquisitions of Addison on June 4, 1998, Six on August 31, 1998, and Bannister on October 15, 1998, which were accounted for under the purchase method of accounting. Financial information relating to Addison, Six and Bannister has not been included in periods prior to the acquisitions.

(3) Prior to the completion of its initial public offering in July 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code of 1986. As an S corporation, the Company was not subject to income taxes. Pro forma net income reflects the provision for income taxes that would have been recorded had the Company been subject to income taxes as a C corporation for all periods, assuming an effective tax rate of 40%. Provision for income taxes for 1997 includes credits of $300,000 to income recorded upon revocation of the Company's S corporation election in June 1997.

(4) Backlog is the amount of potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract. Of the Company's $132.9 million backlog as of December 31, 1998, approximately $23.7 million was attributable to one project for a single customer in California and approximately $6.5 million was attributable to one project in Utah.

(5) Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts which are maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. See Note 1 to the Consolidated Financial Statements appearing elsewhere in this report.

(6) The Company recognizes revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of the costs incurred to date to the total estimated costs to complete the project, commencing when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed, and also include costs incurred in excess of billings on contracts for which sufficient work has not been performed to allow for recognition of revenues. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts, or the costs incurred on contracts for which sufficient work has not been performed to allow for recognition of revenues.

     ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information regarding the Company's financial position as of December 31, 1997 and 1998, and its results of operations for the years ended December 31, 1996, 1997, and 1998. This discussion should be read in conjunction with the preceding "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

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

     The Company believes that there is an increasing trend in the steel fabrication and erection industry to design and build large, complex projects according to accelerated time schedules. With many projects, only a portion of the detail design drawings are completed when construction begins. The remaining drawings are completed, with numerous design changes being implemented, throughout the construction process. These fast track, "design-as-you-go" projects are well-suited to integrated contractors that can (i) reduce the logistical and coordination problems inherent in the use of multiple subcontractors to complete a large, complex project and (ii) more efficiently respond to rapid and multiple design changes while minimizing project delays and cost overruns commonly associated with such changes. The complexity and size of these projects require subcontractors possessing extended financial and operational capabilities. Typically, these projects offer greater potential profit than small, less complex projects because project management and overhead requirements for large projects usually are proportionately less. Individual large projects can have a substantial impact upon the Company's results of operations and cause significant fluctuations from quarter to quarter.

     The Company obtains contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 1997 and 1998, approximately $133.8 million (96.8%) and $148.7 million (78.3%), respectively, of the Company's revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, the Company must estimate its costs, including projected increases in labor, material, and service costs. Project duration typically lasts from one to twelve months.

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

     Prior to the completion of the Company's initial public offering in July 1997, the Company was taxed as an S corporation for income tax purposes. Accordingly, its income was taxed directly to its stockholders. Immediately prior to the initial public offering, the Company's S corporation election was revoked and the Company became subject to income tax as a C corporation. For purposes of the financial information contained in this section, pro forma income tax expense has been included assuming an income tax rate of 40%, and pro forma net income reflects this provision.

     On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison. As a result of such purchase, the Company acquired indirect ownership of the assets of Addison's wholly owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59.5 million, of which approximately $56.3 million was paid in cash and $3.2 million was paid in the form a promissory note secured by a letter of credit. On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Six. The aggregate purchase price was approximately $18.2 million, of which approximately $16.7 million was paid in cash and $1.5 million was paid in the form of a promissory note. On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister. The aggregate purchase price was approximately $16.8 million, of which approximately $15.8 million was paid in cash and a $1.0 million in the form of a promissory note secured by a letter of credit.

     The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition. The operating results of Addison, Six, and Bannister have been included in the Company's Consolidated Financial Statements from the closing date of each of the acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues....................................................  100.0%    100.0%    100.0%
Cost of revenues............................................   83.7      85.3      84.6
                                                              -----     -----     -----
  Gross profit..............................................   16.3      14.7      15.4
General and administrative expenses.........................    6.5       6.4       8.2
Goodwill amortization.......................................     --        --       0.5
                                                              -----     -----     -----
  Operating income..........................................    9.8       8.3       6.7
Interest expense............................................   (0.4)     (0.3)     (3.5)
Other income................................................    0.3       0.4       0.9
                                                              -----     -----     -----
Income before income taxes..................................    9.7       8.4       4.1
Provision for income taxes..................................     --       2.1       1.8
Pro forma income taxes......................................    3.9       1.1        --
                                                              -----     -----     -----
Pro forma net income........................................    5.8%      5.2%      2.3%
                                                              =====     =====     =====

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased by 37.4% to $189.9 million in 1998 from $138.2 million in 1997. The increase in revenues was primarily a result of an additional $58.8 million of revenues being generated by Addison, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively. The average revenues for the Company's ten largest revenue generating projects was $8.4 million in 1998 versus $9.3 million in 1997.

     Gross profit. Gross profit increased 44.6% to $29.3 million in 1998 from $20.3 million in 1997 due to the 37.4% increase in revenues. As a percentage of revenues, gross profit increased to 15.4% in 1998 from 14.7% in 1997. The increase as a percentage of revenues was primarily attributable to higher average margins of approximately 24% achieved by recently-acquired Addison and Six during 1998.

     General and administrative. General and administrative expenses increased by 74.6% to $15.5 million in 1998 from $8.9 million in 1997. Of the $6.9 million increase in 1998, $4.9 million was attributable to additional general and administrative costs resulting from recently-acquired Addison, Six, and Bannister. General and administrative expenses as a percentage of revenues increased to 8.2% in 1998 from 6.4% in 1997. The increases in general and administrative costs as a percentage of revenues were due primarily to increased administrative costs associated with the Company's acquisitions and the addition of general and administrative costs of the acquired companies which had higher general and administrative costs as a percentage of revenues than the Company prior to the acquisition. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

     Goodwill amortization. Goodwill amortization was $931,000 in 1998 and represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Six, and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years. There was no amortization in 1997 as the Company had no goodwill.

     Interest expense. Interest expense increased to $6.8 million in 1998 from $348,000 in 1997. The increase in interest expense was attributable primarily to the interest costs related to the Company's $100.0 million 10 1/2% Senior Notes issued in June 1998.

     Other income. Other income increased to $1.7 million in 1998 from $520,000 in 1997. The increase in other income was attributable primarily to earnings on funds invested from the cash proceeds of the Company's $100.0 million 10 1/2% Senior Notes issued in June 1998.

     Income tax expense. Income tax expense for 1998 was $3.5 million which represents an effective tax rate of approximately 44% compared to $2.8 million in 1997 which represents a 40% effective tax rate on earnings of the Company from the date of its S corporation status termination on June 26, 1997. The increase in the effective tax rate was due primarily to goodwill amortization of $931,000 resulting from the Company's acquisitions of Addison, Six, and Bannister, and which is not deductible for tax purposes. The 1997 expense is offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company's S corporation status for the effect of cumulative temporary differences as of the date of the S corporation termination.

     Pro forma net income. Pro forma net income decreased by 40.1% to $4.3 million in 1998 from $7.2 million in 1997.

     Backlog. Backlog increased to $132.9 million at December 31, 1998 compared to $56.8 million at December 31, 1997. The increase in backlog compared to December 31, 1997 was the result of additional backlog of approximately $40.6 million generated from Addison, Six, and Bannister. Of the backlog at December 31, 1998, approximately $23.7 million was attributable to one project in California and approximately $6.5 million was attributable to one project in Utah.

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

     Income tax expense. Income tax expense for 1997 was $2.8 million, which represents a 40% effective tax rate on earnings of the Company from the date of its S Corporation status termination on June 26, 1997.

The 1997 expense is offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company's S Corporation status for the effect of cumulative temporary differences as of the date of the S Corporation termination. Prior to 1997, the Company was an S corporation and the related S Corporation earnings were taxed directly to the stockholders.

     Pro forma net income. Pro forma net income increased by 19.7% to $7.2 million in 1997 from $6.0 million in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At December 31, 1998, the Company had $1.4 million of borrowings under its line of credit and working capital of approximately $55.4 million. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near term operating needs.

     The Company's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $232,000 for the year ended December 31, 1998 and required cash flows of $4.5 million for the year ended December 31, 1997. For the year ended December 31, 1998, operating cash flows were less than net income primarily due to a $2.3 million increase in costs and recognized earnings in excess of billings on uncompleted contracts, a $2.4 million increase in receivables resulting from increased revenues, and a $3.2 million decrease in accounts payable and other accrued liabilities resulting from timing requirements of payments as compared to prior years. Such working capital changes were offset by $3.6 million of depreciation and amortization and other changes in working capital. For the year ended December 31, 1997, operating cash flows were less than net income (excluding pro forma taxes) due to the $8.3 million decrease in billings in excess of costs and recognized earnings on uncompleted contracts, a $6.6 million increase in receivables and other net working capital fluctuations. Investing activities required $77.9 million for the year ended December 31, 1998 and $3.6 million for the year ended December 31, 1997, substantially all of which related to the acquisitions of Addison, Six and Bannister in 1998 for $78.7 million (net of cash acquired) and purchases of property and equipment of $2.3 million in 1998 and $3.2 million in 1997. Financing activities provided $92.9 million for the year ended December 31, 1998 and provided $1.1 million for the year ended December 31, 1997. Cash provided by financing activities in 1998 was primarily a result of $96.0 million in net proceeds from the $100.0 million private placement of the Company's 10 1/2% Senior Notes, of which $3.3 million was used to pay existing indebtedness of the Company. Cash provided by financing activities in 1997 was primarily a result of $14.0 million in net proceeds from the issuance of 2 million additional shares of Common Stock offset by $13.8 million in S corporation stockholder distributions, of which $7.0 million was distributed on the effective date of the offering.

     The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interests rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.00% to a maximum of prime plus 1.00% or LIBOR plus 3.00%. At December 31,

1998, there was approximately $21.6 million of credit available under the credit facility for borrowings, which has been reduced by approximately $2.1 million of outstanding letters of credits under which the Company is committed.

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

     On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10 1/2% Senior Notes due 2008 ("Senior Notes"). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of Addison, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries.

     The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $6.4 million at December 31, 1998 with interest rates ranging from 5.73% to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $2.1 million. See Note 6 to the Consolidated Financial Statements appearing elsewhere in this report.

     The Company leases its fabrication and office facilities from a partnership in which the present beneficial stockholders of the Company and their family members are the general and limited partners. Under the lease for the Company's principal fabrication and office facilities, the Company's annual rental payments were $414,000 in 1998, increasing to $556,000 for 1999, $601,000 in
2000, and $605,000 in each year thereafter during the 20 year term of the lease subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula. The lease agreement for the property and equipment acquired in the 1997 acquisition of B&K Steel provides for rental payments in the amount of $340,000 per year over the 20-year term of the lease subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company also leases additional office facilities adjacent to the Company's existing principal office and shop facilities. This office lease provides for rental payments of $135,000 per year over the 20-year term of the lease, subject to increase pursuant to a Consumer Price Index Formula. See Item 2. "Properties."

     The Company estimates that its capital expenditures for 1999 will be approximately $3.5 million. The Company is considering the expansion of certain of its facilities and production capacities, which would increase the 1999 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in the computation of other comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed the majority of internal use software related costs as incurred. The Company has not yet determined the impact of adopting SOP 98-1.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters," could affect the Company's future operating results, financial condition, and the market price of its Common Stock.

  Substantial Leverage and Ability to Service Debt

     With the Company's 10 1/2% Senior Notes, existing line of credit facility and other positionings, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's 10 1/2% Senior Notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) the Company's leveraged position and the various covenants contained in the Senior Notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

  No Assurance of Successful Acquisitions

     In addition to the acquisitions of Addison, Six and Bannister, the Company intends to consider acquisitions of and alliances with other companies in its industry that could complement the Company's business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, which could increase the Company's operating expenses. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company's profitability. Acquisitions involve numerous risks, such as diverting attention of the Company's management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The acquisitions of Addison, Six, and Bannister have consumed and will continue to consume substantial management attention and resources of the Company and will require substantial efforts and entail certain risks in the integration of their operations. There can be no assurance that anticipated cost savings or synergies will be achieved. The Company will be dependent on the retention and future performance of key officers and employees of Addison, Six, and Bannister for day-to-day management and future operating results.

  Fixed Price Contracts

     Of the Company's $132.9 million backlog at December 31, 1998, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

  Variations in Backlog; Dependence on Large Contracts

     The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $30.2 million, representing 22.7% of the Company's backlog at December 31, 1998, was attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Backlog."

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

  Capacity Constraints; Dependence on Subcontractors

     The Company routinely relies on subcontractors to perform a significant portion of its fabrication, erection and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. With respect to these projects, the Company's success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company's ability to complete these projects in a timely and cost effective manner.

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

  Risks of International Operations

     The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. Approximately 4.8% of the Company's revenues in 1998 were related to projects outside the United States. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

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

  Year 2000

     The Company is preparing for the impact of the arrival of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" refers to the risk that systems, products, and equipment having date-sensitive components will not recognize dates after December 31, 1999. These risks are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company in its information technology and non-information technology systems used in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

                            THE COMPANY'S READINESS

     The Company started to formulate a plan to address the Year 2000 Issue in 1997. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, finance and human resources departments, and to deal with the most critical systems first. The Company is continually developing a Year 2000 plan to address all of its Year 2000 Issues. The Company's Year 2000 plan involves the following phases: awareness, assessment, remediation, testing and implementation.

     Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 60% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by June 30, 1999 and will establish a timetable for its remediation phase of the remaining technology systems. The Company has already completed the remediation of approximately 20% of its information technology systems, including modifying and upgrading existing software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by August 31, 1999, although complications arising from potential or unanticipated acquisitions might cause some delay.

     Some of the Company's fabrication equipment has computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its fabrication equipment by contacting the vendors of such equipment. A majority of vendors have informed the Company that (i) certain fabrication equipment is Year 2000 compliant, (ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant fabrication equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the remaining vendors of its fabrication equipment and expects to receive information from such other vendors by May 31, 1999, with respect to their assessment of the impact on the fabrication equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by August 31, 1999 and that any required remediation will be completed by December 31, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's fabrication equipment.

     The Company has recently begun an assessment of the potential for Year 2000 Issues arising from embedded microprocessors in its other equipment, facilities and corporate and other offices, including telecommunications systems, utilities, security systems and expects to complete the assessment by June 1, 1999.

                             EXTERNAL RELATIONSHIPS

     The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 Issues, including those associated with its own external relationships. The Company is completing its inventory of external relationships and is risk rating each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, information technology vendors, financial market data providers, steel and related product suppliers, and equipment providers (including maintenance), the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and states of readiness. The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, suppliers and other third parties with which the Company has a material relationship and expects to engage in discussions with most of such parties through 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

                        COSTS TO ADDRESS YEAR 2000 ISSUE

     The Company's preliminary estimates for the expected total aggregate costs for assessment, remediation, testing and implementation of its internal information technology systems will range from approximately $1.0 million to $1.5 million, of which $300,000 has been incurred. These costs include only those that are necessary to replace non-compliant systems on an accelerated basis due to Year 2000 Issues. Many other costs incurred or to be incurred were part of a planned system conversion, which was not accelerated. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's suppliers, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and potential or unanticipated acquisitions might materially affect the estimated costs.

                              RISKS TO THE COMPANY

     The Company's Year 2000 Issue involves significant risks. The Company has and will continue to devote substantial resources to address its Year 2000 Issue, however, there can be no assurance that the Company will succeed in implementing its evolving Year 2000 plan on a timely basis. The following describes the Company's "most reasonably likely worst-case scenarios", given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in purchasing and fabricating product, and billing the Company's customers for services performed. Furthermore, if its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving payment.

     If the Company's vendors or suppliers of the Company's necessary steel, power, telecommunications, transportation, and erection and subcontract services fail to provide the Company with equipment, raw material and services, the Company may be unable to provide services to its customers.

     If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

                               CONTINGENCY PLANS

     The Company has not yet established contingency plans to address the Company's worst case scenarios and other unavoided or unavoidable Year 2000 Issues with internal information and non-information technology systems and with customers, vendors and other third parties, but it expects to create such plans by October 31, 1999.

                      YEAR 2000 FORWARD-LOOKING STATEMENTS

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, potential or unanticipated acquisitions, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

  Forward-Looking Statements

     This Annual Report on Form 10-K, including Item 1. "Business," Item 3. "Legal Proceedings," the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. "Business," Item 3. "Legal Proceedings," the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

     ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

     At December 31, 1998, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.

  Primary Market Risk Exposure

     The Company is potentially exposed to market risk associated with changes in interest rates primarily as a result of its $100.0 million 10 1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. At December 31, 1998, the fair value of the Senior Notes was approximately 86.9% of par or $86.9 million. From June 4, 1998 to December 31, 1998, the Senior Notes had a fair value that was as low as 84.0% of par and as high as 100.0% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

             ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Independent Auditors' Report and Consolidated Financial Statements of the Company, including the Notes to such statements, are set forth on pages F-1 through F-23.

   ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

                                    PART III

         ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding (i) directors and executive officers of the Company is set forth under the caption "Information Concerning Directors and Executive Officers" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") and is incorporated by reference into this Form 10-K Report, which will be filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company's 1999 Proxy Statement is not being filed as a part hereof.

                       ITEM 11 -- EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1999 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Report of the Compensation Committee on Executive Compensation" and the "Stock Price Performance Graph" contained in the 1999 Proxy Statement are not incorporated by reference herein.

           ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which information is incorporated herein by reference.

           ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Transactions and Relationships" in the 1999 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-1
Consolidated Financial Statements and Notes thereto of
  Schuff Steel Company:
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................  F-2
  Consolidated Statements of Income for the years ended
     December 31, 1998, 1997,
     and 1996...............................................  F-3
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997, and 1996..........  F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996......................  F-5
  Notes to Consolidated Financial Statements................  F-6

(a)(2) Financial Statement Schedules

     The financial statement schedules have been omitted since they are not applicable or the information required to be set forth therein is contained elsewhere herein.

(a)  (3) Exhibits

     The following exhibits are filed as part of this Annual Report on Form
10-K.

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 2.1(a)   Stock Purchase Agreement dated as of May 12, 1998, by and
          among the Company, E. C. Addison and The Addison Structural
          Services, Inc. Leveraged Employee Stock Ownership Plan, and
          Addison Structural Services, Inc.(5)
 2.1(b)   Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison
          Structural Services, Inc. Leveraged Employee Stock Ownership
          Plan, and Addison Structural Services, Inc.(5)
 2.1(c)   Amendment No. 2 to Stock Purchase Agreement dated June 4,
          1998, by and among the Company, E. C. Addison and the
          Addison Structural Services, Inc. Leveraged Employee Stock
          Ownership Plan, and Addison Structural Services, Inc.(5)
 2.2      Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six
          Industries, Inc.(6)
 2.3      Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A.
          Rossin, John N. Achuff, II and Mary P. Achuff, Arnold
          Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey
          Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and
          Graciela Nunez and Bannister Steel, Inc.(7)
 3.1(a)   Certificate of Incorporation of the Registrant(1)
 3.1(b)   Certificate of Amendment of Certificate of Incorporation of
          the Registrant(1)
 3.2      Bylaws of the Registrant(1)
 3.3(a)   Articles of Incorporation of B & K Steel Fabrications, Inc.
          ("B & K")(9)
 3.3(b)   Articles of Amendment of B & K(9)
 3.4      Bylaws of B & K(9)
 3.5(a)   Articles of Incorporation of Addison Structural Services,
          Inc. ("Addison")(9)
 3.5(b)   Articles of Amendment to the Articles of Incorporation of
          Addison(9)
 3.6      Bylaws of Addison(9)
 3.7(a)   Articles of Incorporation of Addison Steel, Inc. ("Addison
          Steel")(9)
 3.7(b)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated May 26, 1960(9)
 3.7(c)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated September 22, 1961(9)
 3.7(d)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated November 19, 1962(9)
 3.7(e)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated December 20, 1966(9)
 3.7(f)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated September 11, 1968(9)
 3.7(g)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated February 28, 1981(9)
 3.8      Bylaws of Addison Steel(9)
 3.9(a)   Articles of Incorporation of Quincy Joist Company
          ("Quincy")(9)
 3.9(b)   Articles of Amendment to the Articles of Incorporation of
          Quincy(9)
 3.10     Bylaws of Quincy(9)

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 4.1      Certificate of Incorporation of the Registrant (filed as
          Exhibit 3.1)(1)
 4.2      Form of Certificate representing Common Stock(1)
 4.3      Indenture dated June 4, 1998, by and between the Company and
          Harris Trust Company of California, as Trustee(5)
 4.4      Registration Rights Agreement dated June 4, 1998, by and
          among the Company, the Guarantors (as defined therein),
          Donaldson, Lufkin & Jenrette Securities Corporation,
          Jefferies & Company, Inc., and Friedman, Billings, Ramsey &
          Co., Inc.(5)
 4.5      Form of 10  1/2% Senior Note due June 1, 2008(9)
10.1(a)   Loan Agreement dated June 30, 1996 between the Registrant
          and Bank One, Arizona, NA(1)
10.1(b)   Variable Rate Revolving Line of Credit Note dated June 30,
          1996(1)
10.2(a)   Revolving Line of Credit Loan Agreement and Addendum dated
          June 30, 1995 between the Registrant and Bank One, Arizona,
          NA(1)
10.2(b)   Variable Rate Revolving Line of Credit Note and Addendum
          dated June 30,1995(1)
10.2(c)   Modification Agreement dated June 30, 1996 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(d)   Continuing Guaranty dated June 30, 1995 between David A.
          Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e)   Continuing Guaranty dated June 30, 1995 between Scott A.
          Schuff and Bank One, Arizona, NA(1)
10.2(f)   Modification Agreement dated March 31, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(g)   Modification Letter Agreement dated May 7, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(h)   Modification Agreement dated June 30, 1997 between the
          Registrant and Bank One, Arizona, NA(2)
10.2(i)   Continuing Guaranty dated June 30, 1997 between B & K Steel
          Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property Located at 420 South 19th Avenue, Phoenix,
          Arizona(2)
10.2(k)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property located at 1833-1841 West Buchanan Street,
          Phoenix, Arizona(2)
10.2(l)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property Located at 619 North Cooper Road, Gilbert,
          Arizona(2)
10.2(m)   Subordination Agreement dated June 30, 1997 between 19th
          Avenue/Buchanan Limited Partnership, the Registrant and Bank
          One, Arizona, NA(2)
10.3(a)   Loan Agreement and Addendum dated June 30, 1995 between the
          Registrant and Bank One, Arizona, NA(1)
10.3(b)   Variable Rate Line of Credit Note and Addendum dated June
          30,1995(1)
10.3(c)   Modification Agreement dated June 30, 1996 between the
          Registrant and Bank One, Arizona, NA(1)

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.4      Continuing Guaranty dated April 22, 1996 between the
          Registrant and Bank One, Arizona, NA(1)
10.5      Guaranty of Payment dated April 22, 1997 between the
          registrant and Bank One, Arizona, NA(1)
10.6      Guaranty of Payment dated January 31, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.7      Promissory Note dated December 31, 1989 between the
          Registrant and 19th Avenue/Buchanan Limited Partnership(1)
10.7.1    Modification and Extension Agreement dated as of September
          30, 1997 between the Registrant and 19th Avenue/Buchanan
          Limited Partnership(3)
10.8      Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix,
          Arizona between 19th Avenue/ Buchanan Limited Partnership
          and the Registrant(1)
10.9      Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert,
          Arizona between 19th Avenue/ Buchanan Limited Partnership
          and the Registrant(1)
10.10     Lease dated May 1, 1997 for 1841 W. Buchanan Street in
          Phoenix, Arizona between 19th Avenue/Buchanan Limited
          Partnership and the Registrant(1)
10.11     Schuff Steel Company Supplemental Retirement and Deferred
          Compensation Plan(1)*
10.12(a)  Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(b)  Schuff Steel Company 1997 Stock Option Plan (Amended and
          Restated as of April 24, 1998)(8)*
10.12(c)  Form of Incentive Stock Option Agreement for 1997 Stock
          Option Plan(1)*
10.12(d)  Form of Non-Qualified Stock Option Agreement for 1997 Stock
          Option Plan(1)*
10.13     Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(a)  Modification and Extension Agreement dated as of September
          30, 1997 between the Registrant and 19th Avenue/Buchanan
          Limited Partnership(2)
10.15(a)  Credit Agreement dated December 10, 1997 between the
          Registrant and Bank One, Arizona, NA(4)
10.15(b)  Promissory Note dated December 10, 1997 between the
          Registrant and Bank One, Arizona, NA(4)
10.19     Schuff Steel Company 1998 Director Compensation Plan(8)*
10.20(a)  Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(b)  Modification Agreement dated March 10, 1999 between the
          Registrant and Wells Fargo Bank, NA
10.21     Purchase Agreement, dated June 1, 1998, by and among the
          Registrant, Donaldson, Lufkin & Jenrette Securities
          Corporation, Jefferies & Company, Inc., and Friedman,
          Billings, Ramsey & Co., Inc.(5)
10.22     Employment Agreement by and among Addison Steel, Inc.,
          Schuff Steel Company, and Glen S. Davis, dated May 12, 1998*
10.23     Employment Agreement by and among Quincy Joist Company,
          Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998*
21.1      Subsidiaries of the Registrant
23.1      Consent of Ernst & Young LLP, independent auditors
24.1      Power of Attorney of David A. Schuff
24.2      Power of Attorney of Dennis DeConcini
24.3      Power of Attorney of Edward M. Carson

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
27        Financial Data Schedule

---------------
 *  Indicates a management contract or compensation plan.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed June 19, 1998.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed August 27, 1998.

(7) Incorporated by reference to the Company's Current Report on Form 8-K, filed September 4, 1998.

(8) Incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(b) Reports on Form 8-K

     During the quarter ended December 31, 1998, the Company filed Current Report on Form 8-K dated October 15, 1998, pursuant to Items 5 and 7, to disclose the completion of the Company's acquisition of Bannister Steel, Inc. and to file copies of the Stock Purchase Agreement among the Company; Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez (collectively the "Sellers"); and Bannister Steel, Inc.; and the Company's press release relating to the foregoing.

(c) See Item 14(a)(3) above.

(d) See "Financial Statements and Supplementary Data" included under Item 8 to this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCHUFF STEEL COMPANY,
                                          a Delaware corporation

                                          By:     /s/ SCOTT A. SCHUFF
                                          --------------------------------------
                                                     Scott A. Schuff
                                          President and Chief Executive Officer
Date: March 18, 1999

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

                NAME AND SIGNATURE                                 TITLE                     DATE
                ------------------                                 -----                     ----

                /s/ SCOTT A. SCHUFF                    President, Chief Executive       March 18, 1999
---------------------------------------------------      Officer and Director
                  Scott A. Schuff                        (Principal Executive
                                                         Officer)

              /s/ KENNETH F. ZYLSTRA                   Vice President and Chief         March 18, 1999
---------------------------------------------------      Financial Officer,
                Kenneth F. Zylstra                       Secretary, Treasurer and
                                                         Director (Principal
                                                         financial and accounting
                                                         officer)

                         *                             Chairman of the Board of         March 18, 1999
---------------------------------------------------      Directors
                  David A. Schuff

                         *                             Director                         March 18, 1999
---------------------------------------------------
                 Dennis DeConcini

                         *                             Director                         March 18, 1999
---------------------------------------------------
                 Edward M. Carson

           * By: /s/ KENNETH F. ZYLSTRA
   ---------------------------------------------
                Kenneth F. Zylstra
                 Attorney-in-Fact

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Schuff Steel Company

     We have audited the accompanying consolidated balance sheets of Schuff Steel Company as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff Steel Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 8, 1999

                              SCHUFF STEEL COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,431    $   197
  Restricted funds on deposit...............................     2,574      2,096
  Receivables...............................................    47,310     24,717
  Costs and recognized earnings in excess of billings on
     uncompleted contracts..................................    11,861      3,982
  Inventories...............................................     6,825      2,364
  Prepaid expenses and other current assets.................     1,936      1,167
                                                              --------    -------
          Total current assets..............................    85,937     34,523
Property, plant and equipment, net..........................    20,850      7,415
Goodwill, net...............................................    52,956         --
Other assets................................................     5,845        100
                                                              --------    -------
                                                              $165,588    $42,038
                                                              ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,368    $ 5,749
  Accrued payroll and employee benefits.....................     3,952      1,023
  Insurance payable.........................................       987        721
  Accrued interest..........................................     1,081         46
  Other accrued liabilities.................................     2,304        374
  Billings in excess of costs and recognized earnings on
     uncompleted contracts..................................     7,025      3,758
  Current portion of long-term debt.........................     3,838        304
                                                              --------    -------
          Total current liabilities.........................    30,555     11,975
Long-term debt, less current portion........................   103,870      4,927
Deferred income taxes.......................................     1,625        226
Other liabilities...........................................       403        237

Stockholders' equity:
  Preferred stock, $.001 par value -- authorized 1,000,000
     shares, none issued....................................        --         --
  Common stock, $.001 par value -- authorized 20,000,000
     shares, 7,023,420 and 7,000,000 shares issued and
     outstanding in 1998 and 1997, respectively.............         7          7
  Additional paid-in capital................................    14,154     14,013
  Retained earnings.........................................    14,974     10,653
                                                              --------    -------
          Total stockholders' equity........................    29,135     24,673
                                                              --------    -------
                                                              $165,588    $42,038
                                                              ========    =======

                            See accompanying notes.

                              SCHUFF STEEL COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $189,940      $138,218      $103,912
Cost of revenues...........................................    160,647       117,955        86,998
                                                              --------      --------      --------
     Gross profit..........................................     29,293        20,263        16,914
General and administrative expenses........................     15,509         8,880         6,715
Goodwill amortization......................................        931            --            --
                                                              --------      --------      --------
     Operating income......................................     12,853        11,383        10,199
Interest expense...........................................     (6,812)         (348)         (452)
Other income...............................................      1,733           520           303
                                                              --------      --------      --------
          Income before taxes..............................      7,774        11,555        10,050
Provision for income taxes.................................      3,453         2,823            --
                                                              --------      --------      --------
          Net income.......................................   $  4,321      $  8,732      $ 10,050
                                                              ========      ========      ========
Pro forma net income data (unaudited)
Net income as reported.....................................   $  4,321      $  8,732      $ 10,050
Pro forma additional tax provision.........................         --         1,513         4,020
                                                              --------      --------      --------
Pro forma net income.......................................   $  4,321      $  7,219      $  6,030
                                                              ========      ========      ========
Pro forma net income per share:
  Basic....................................................   $   0.62      $   1.12      $   1.02
                                                              ========      ========      ========
  Diluted..................................................   $   0.60      $   1.10      $   1.02
                                                              ========      ========      ========
Weighted average shares used in computation:
  Basic....................................................      7,014         6,457         5,941
                                                              ========      ========      ========
  Diluted..................................................      7,169         6,556         5,941
                                                              ========      ========      ========

                            See accompanying notes.

                              SCHUFF STEEL COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                  OTHER
                                    ---------------    PAID-IN     RETAINED   COMPREHENSIVE
                                    SHARES   AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                    ------   ------   ----------   --------   -------------   -------
                                                             (IN THOUSANDS)
Balance at December 31, 1995......  5,000      $5      $    15     $ 7,174        $(426)      $ 6,768
  Net income......................     --      --           --      10,050           --        10,050
  Changes in unfunded pension
     losses.......................     --      --           --          --          (93)          (93)
                                                                                              -------
     Comprehensive income.........                                                              9,957
  Distributions to stockholders...     --      --           --      (6,043)          --        (6,043)
                                    -----      --      -------     -------        -----       -------
Balance at December 31, 1996......  5,000       5           15      11,181         (519)       10,682
  Net income......................     --      --           --       8,732           --         8,732
  Changes in unfunded pension
     losses.......................     --      --           --          --          519           519
                                                                                              -------
     Comprehensive income.........                                                              9,251
  Issuance of common stock, net of
     offering expenses............  2,000       2       13,998          --           --        14,000
  Distributions to stockholders...     --      --           --      (9,260)          --        (9,260)
                                    -----      --      -------     -------        -----       -------
Balance at December 31, 1997......  7,000       7       14,013      10,653           --        24,673
  Net income......................     --      --           --       4,321           --         4,321
                                                                                              -------
     Comprehensive income.........                                                              4,321
  Issuance of stock awards........      1      --            5          --           --             5
  Exercise of stock options.......     22      --          112          --           --           112
  Amortization of unearned
     compensation for options
     issued below market..........     --      --           24          --           --            24
                                    -----      --      -------     -------        -----       -------
Balance at December 31, 1998......  7,023      $7      $14,154     $14,974        $  --       $29,135
                                    =====      ==      =======     =======        =====       =======

                             See accompanying notes.

                              SCHUFF STEEL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  4,321    $  8,732    $10,050
Adjustment to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     3,618       1,520      1,267
  Gain on disposals of property, plant and equipment........      (143)        (21)       (13)
  Deferred income taxes.....................................       (46)       (191)        --
  Unearned compensation.....................................        24          --         --
  Stock awards..............................................         5          --         --
  Loss on pension plan termination..........................        --         251         --
  Changes in operating assets and liabilities:
     Restricted funds on deposit............................      (478)        153     (2,029)
     Receivables............................................    (2,412)     (6,585)    (5,598)
     Costs and recognized earnings in excess of billings on
       uncompleted contracts................................    (2,315)        (53)    (2,255)
     Inventories............................................      (302)       (989)     6,491
     Prepaid expenses and other current assets..............       (85)       (479)        40
     Accounts payable.......................................    (1,477)        917         58
     Accrued payroll and employee benefits..................      (337)       (541)       606
     Insurance payable......................................       266         540        253
     Accrued interest.......................................     1,035          46         --
     Other accrued liabilities..............................    (1,676)        159       (448)
     Billings in excess of costs and recognized earnings on
       uncompleted contracts................................        68      (8,293)     6,111
     Other liabilities......................................       166         237         --
     Accrued pension cost...................................        --         111       (142)
                                                              --------    --------    -------
          Net cash provided by (used in) operating
            activities......................................       232      (4,486)    14,391
INVESTING ACTIVITIES
Acquisitions of property, plant and equipment...............    (2,307)     (3,188)    (2,337)
Proceeds from disposals of property, plant and equipment....     3,789          79        189
Increase in other assets....................................      (672)       (100)      (167)
Purchase of businesses, net of cash acquired................   (78,683)       (427)        --
                                                              --------    --------    -------
          Net cash used in investing activities.............   (77,873)     (3,636)    (2,315)
FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term debt...    64,534      23,874     33,500
Principal payments on revolving line of credit and long-term
  debt......................................................   (67,771)    (22,993)   (36,278)
Proceeds from issuance of senior notes, net of issuance
  costs.....................................................    96,000          --         --
Proceeds from exercise of stock options.....................       112          --         --
Proceeds from issuance of common stock, net of offering
  expenses..................................................        --      14,000         --
Cash distributions to stockholders..........................        --     (13,815)    (2,334)
                                                              --------    --------    -------
          Net cash provided by (used in) financing
            activities......................................    92,875       1,066     (5,112)
                                                              --------    --------    -------
     Increase (decrease) in cash and cash equivalents.......    15,234      (7,056)     6,964
Cash and cash equivalents at beginning of year..............       197       7,253        289
                                                              --------    --------    -------
          Cash and cash equivalents at end of year..........  $ 15,431    $    197    $ 7,253
                                                              ========    ========    =======

                            See accompanying notes.

                              SCHUFF STEEL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Schuff Steel Company and its wholly owned subsidiaries ("Schuff or the Company") are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas and California. The Company's construction projects are primarily in Arizona, Nevada, California, Florida, Georgia, Texas, and to a lesser extent, in Mexico and South America.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the parent Company and all wholly owned subsidiaries. All intercompany transactions have been eliminated for the year ended December 31, 1998 and 1997. Financial statements for the year ended December 31, 1996 are not consolidated since there were no subsidiaries during that period.

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

  Cash and cash equivalents

     Cash consists of cash in non-interest bearing checking accounts. Cash equivalents consist of investments in a money market mutual fund which is invested in commercial paper and financial instruments and securities issued and guaranteed by the U.S. Treasury, the U.S. government or its agencies or instrumentalities. All such investments are highly liquid and are made through the Company's bank or other investment companies.

  Restricted Funds on Deposit

     Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts, which are maintained in lieu of retention for specific contracts.

  Inventories

     Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost and is depreciated over the estimated useful lives, which generally range from five to 30 years, of the related assets using the straight line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Amortization of leasehold improvements is included in depreciation and amortization.

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired in purchase business combinations and is amortized over 25 years on a straight-line basis. The Company assesses the recoverability

                              SCHUFF STEEL COMPANY
of goodwill based upon expected future undiscounted cash flows resulting from the acquired businesses. Cumulative amortization of goodwill at December 31, 1998 was approximately $931,000.

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

     Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retentions on contract receivables are amounts due on progress billings, which are withheld until the completed project has been accepted by the customer.

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

  Stock Based Compensation

     The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and accordingly, recognizes no compensation expense for these stock option grants.

  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

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

                              SCHUFF STEEL COMPANY

  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, restricted funds on deposit, receivables, accounts payable, other accrued liabilities, and debt, excluding the Senior Notes, are carried at amounts that reasonably approximate their fair values at December 31, 1998. The fair value of the Company's Senior Notes at December 31, 1998 was approximately $86,875,000 based upon the open market price.

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

  Pro Forma Net Income Data

     Basic pro forma net income per share is computed using the weighted average common shares outstanding, and diluted pro forma net income per share is computed using the weighted average common shares and common stock equivalents, if dilutive. Pro forma tax provision is based on the effective tax rate that the Company believes would have been incurred had the Company not been an S corporation for income tax purposes. That rate of 40 percent is comprised of a 34 percent federal statutory rate plus an effective state tax rate net of federal benefit of six percent.

  Impact of Recently Issued Accounting Standards

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes in unfunded pension losses, which prior to adoption were reported separately in stockholders' equity, to be included in the computation of other comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"

                              SCHUFF STEEL COMPANY

("SOP 98-1"). SOP 98-1, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The Company has not yet determined the impact of adopting SOP 98-1.

  Reclassifications

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.  PURCHASES OF SUBSIDIARIES

     On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison Structural Services, Inc. ("Addison"). As a result of such purchase, the Company acquired indirect ownership of the assets of Addison's wholly owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59,503,000, consisting of approximately $56,289,000 in cash and $3,214,000 in a promissory note.

     On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Six Industries, Inc. ("Six"). The aggregate purchase price was approximately $18,190,000, consisting of approximately $16,690,000 in cash and $1,500,000 in a promissory note.

     On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister Steel, Inc. ("Bannister"). The aggregate purchase price was approximately $16,750,000 consisting of $15,750,000 in cash and a $1,000,000 in a promissory note.

     The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition. The purchase price allocation based on net assets acquired is as follows:

                                              ADDISON      SIX      BANNISTER     TOTAL
                                              -------    -------    ---------    -------
                                                            (IN THOUSANDS)
Cash consideration..........................  $56,289    $16,690     $15,750     $88,729
Notes payable...............................    3,214      1,500       1,000       5,714
Acquisition costs...........................    1,269        183         431       1,883
                                              -------    -------     -------     -------
Total purchase price........................   60,772     18,373      17,181      96,326
Fair value of net assets acquired...........   33,150      4,996       4,293      42,439
                                              -------    -------     -------     -------
Goodwill....................................  $27,622    $13,377     $12,888     $53,887
                                              =======    =======     =======     =======

     The operating results of the acquirees have been included in the Company's consolidated financial statements from the dates of acquisitions. The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1997:

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
Revenues...............................................  $254,677     $243,506
Net income.............................................     5,488        7,523
Diluted pro forma net income per share.................      0.77         1.15

     The pro forma amounts include a charge for all of the debt costs related to the issuance of $100 million of the Company's 10 1/2% senior notes, although the entire amount of the debt was not used to finance the

                              SCHUFF STEEL COMPANY
acquisitions. The pro forma amounts do not reflect interest income that would have been earned on the portion of the debt proceeds that were not used to fund the cash portion of the purchase price of the acquirees, although such funds would have been available to the Company for investment purposes.

3.  RECEIVABLES AND CONTRACTS IN PROGRESS

     Receivables consist of the following:

                                                              DECEMBER 31
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Contract receivables:
  Contracts in progress..................................  $36,717    $18,094
  Unbilled retentions....................................   10,011      6,520
                                                           -------    -------
                                                            46,728     24,614
Other receivables........................................      582        103
                                                           -------    -------
                                                           $47,310    $24,717
                                                           =======    =======

     Substantially all of the Company's receivables are due from general contractors operating in Arizona, California, Florida, Georgia, Nevada, Texas, Mexico and South America.

     Costs and estimated earnings on completed and uncompleted contracts consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Costs incurred on contracts completed and in progress.......  $365,983    $222,669
Estimated earnings..........................................    57,139      32,274
                                                              --------    --------
                                                               423,122     254,943
Less progress billings......................................   418,286     254,719
                                                              --------    --------
                                                              $  4,836    $    224
                                                              ========    ========
Included in the accompanying consolidated balances sheets
  under the following captions:
  Costs and recognized earnings in excess of billings on
     uncompleted contracts..................................  $ 11,861    $  3,982
  Billings in excess of costs and recognized earnings on
     uncompleted contracts..................................    (7,025)     (3,758)
                                                              --------    --------
                                                              $  4,836    $    224
                                                              ========    ========

4.  INVENTORIES

     Inventories consist of the following:

                                                               DECEMBER 31
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
                                                              (IN THOUSANDS)
Raw materials..............................................  $6,307    $1,846
Finished goods.............................................     518       518
                                                             ------    ------
                                                             $6,825    $2,364
                                                             ======    ======

                              SCHUFF STEEL COMPANY

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Land........................................................  $ 3,908    $    --
Buildings...................................................    5,379         --
Machinery and equipment.....................................   14,325     10,274
Leasehold improvements......................................    3,048      2,647
Furniture and fixtures......................................      353        309
Transportation equipment....................................    1,607      1,547
Cranes......................................................      577        644
Office equipment............................................      634        322
Detailing equipment.........................................      393        316
EDP equipment...............................................    1,804      1,835
Construction in progress....................................      443         --
                                                              -------    -------
                                                               32,471     17,894
Less accumulated depreciation and amortization..............   11,621     10,479
                                                              -------    -------
                                                              $20,850    $ 7,415
                                                              =======    =======

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
                                                                (IN THOUSANDS)
Senior notes with interest payable semi-annually at 10.50
  percent on June 1 and December 1, maturing in 2008........  $100,000    $   --
Note payable to a bank under a revolving line of credit
  agreement, with interest payable monthly at the bank's
  base rate plus 0.50 percent or LIBOR plus 2.50 percent,
  maturing in 2001..........................................     1,357        --
Note payable under a stock purchase agreement, payable in
  annual installments of $1,071,000 each June plus interest
  at prime less 1.00 percent, maturing in 2001, secured by a
  $1,071,000 letter of credit...............................     3,214        --
Unsecured note payable to related party under a stock
  purchase agreement, payable in annual installments of
  $750,000 each August plus interest at prime, maturing in
  2000......................................................     1,500        --
Note payable to related parties under a stock purchase
  agreement, payable in annual installments of $500,000 each
  October plus interest at prime less 1.00 percent, maturing
  in 2000, secured by a $1,000,000 letter of credit.........     1,000        --
Notes payable to related parties under a stock purchase
  agreement, payable in annual installments of $159,250 plus
  interest at 5.73 percent, maturing in 2002................       637       796

                              SCHUFF STEEL COMPANY

                                                                 DECEMBER 31
                                                              ------------------
                                                                1998       1997
                                                              --------    ------
                                                                (IN THOUSANDS)
Note payable to a bank under a revolving line of credit,
  paid in full
  in 1998...................................................        --     2,640
Note payable to a related party, paid in full in 1998.......        --     1,795
                                                              --------    ------
                                                               107,708     5,231
Less current portion........................................     3,838       304
                                                              --------    ------
                                                              $103,870    $4,927
                                                              ========    ======

     On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its
10.50 percent senior notes due 2008 ("Senior Notes"). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of Addison, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0 percent of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0 percent of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries. See
Note 15.

     The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined. At December 31, 1998, there was approximately $21.6 million of credit available under the credit facility for borrowings, which has been reduced by approximately $2.1 million of outstanding letters of credits under which the Company is committed. The weighted average interest rate on the revolving line of credit was approximately 8.50 percent at December 31, 1998 and 1997.

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

     Annual principal amounts of long-term debt maturing subsequent to December 31, 1998 are: 1999 -- $3,838,000, 2000 -- $2,481,000, 2001 -- $1,230,000,
2002 -- $159,000, 2003 -- $0, and thereafter -- $100,000,000. The Company made interest payments of approximately $5,543,000, $325,000 and $420,000 for the years ended December 31, 1998, 1997 and 1996, respectively, on its long-term debt.

7.  STOCKHOLDERS' EQUITY

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

                              SCHUFF STEEL COMPANY

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

     Due to the Company's status as a qualified S corporation through June 26, 1997, there was no income tax expense to the Company for the period from January 1, 1997 through June 26, 1997 or the year ended December 31, 1996. However, it was the policy of the Company to also make distributions to stockholders in such amounts as were required to enable them to pay income taxes attributable to their allocable share of taxable S corporation income from the Company through June 26, 1997. A final accounting was made by the Company in December 1997 for the period ended June 26, 1997 prior to the preparation and filing of the Company's final S corporation income tax return. Pursuant to provisions in the Company's bank loan agreement, the Company was also permitted at its discretion to declare an annual dividend to the stockholders providing the Company maintained certain financial criteria.

     Following is an analysis of stockholder distributions:

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                              -----------------
                                                               1997       1996
                                                              -------    ------
                                                               (IN THOUSANDS)
Stockholder distributions payable at beginning of year......  $ 4,555    $1,071
Additions (deductions):
  Life insurance premiums...................................      173       346
  Current year income taxes.................................    2,087     5,105
  Prior year income taxes...................................       --       (73)
  Less: Prior year refunds applied to current year taxes....       --       (35)
  Current year dividend.....................................    7,000       700
                                                              -------    ------
                                                                9,260     6,043
                                                              -------    ------
Cash distributions:
  Life insurance premiums...................................      173       226
  Current year income taxes.................................    2,087       925
  Prior year income taxes...................................    4,140       798
  Current year dividend.....................................    7,000       285
  Prior year dividend.......................................      415       100
                                                              -------    ------
                                                               13,815     2,334
                                                              -------    ------
Noncash distributions applied to receivables from
  stockholders..............................................       --       225
                                                              -------    ------
Stockholder distributions payable at end of year............  $    --    $4,555
                                                              =======    ======

                              SCHUFF STEEL COMPANY

8.  INCOME TAXES

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

     Deferred tax assets and liabilities are composed of the following:

                                                  DECEMBER 31, 1998     DECEMBER 31, 1997
                                                 -------------------   -------------------
                                                 CURRENT   LONG-TERM   CURRENT   LONG-TERM
                                                 -------   ---------   -------   ---------
                                                              (IN THOUSANDS)
Deferred tax assets:
Vacation accrual...............................   $317      $    --     $190       $  --
Accrued liabilities............................    254           --       53          --
Deferred rents payable.........................     --          161       --          95
Deferred recognition on contracts in
  progress.....................................     98           --      174          --
Other..........................................     --          193       --          35
                                                  ----      -------     ----       -----
                                                   669          354      417         130
Deferred tax liabilities:
  Property, plant and equipment basis
     difference................................     --          758       --          --
  Accelerated depreciation.....................     --          993       --         158
  Pension accrual..............................     --           --       --          48
  Other........................................     37          228       --         150
                                                  ----      -------     ----       -----
                                                    37        1,979       --         356
                                                  ----      -------     ----       -----
     Net deferred tax assets (liabilities).....   $632      $(1,625)    $417       $(226)
                                                  ====      =======     ====       =====

     In connection with the Company's acquisitions during 1998, the Company assumed approximately $1,230,000 in net deferred tax liabilities.

     Significant components of the income tax expense (benefit) follows:

                                                YEAR ENDED
                                               DECEMBER 31
                                             ----------------
                                              1998      1997
                                             ------    ------
                                              (IN THOUSANDS)
Current:
  Federal..................................  $2,974    $2,562
  State....................................     525       452
                                             ------    ------
                                              3,499     3,014
Deferred:
  Federal..................................     (39)     (163)
  State....................................      (7)      (28)
                                             ------    ------
                                                (46)     (191)
                                             ------    ------
                                             $3,453    $2,823
                                             ======    ======

                              SCHUFF STEEL COMPANY

     The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes follows:

                                                       YEAR ENDED         YEAR ENDED
                                                       DECEMBER 31    DECEMBER 31, 1997
                                                          1998       --------------------
                                                         ACTUAL      ACTUAL     PRO FORMA
                                                       -----------   -------    ---------
                                                                 (IN THOUSANDS)
Tax at U.S. federal statutory rates..................    $2,643      $ 3,929     $3,929
State income taxes, net of federal tax benefit.......       342          280        693
Amortization of goodwill.............................       374           --         --
S Corporation termination............................        --         (300)      (300)
Tax attributable to S corporation portion of
  earnings...........................................        --       (1,213)        --
Other................................................        94          127         14
                                                         ------      -------     ------
                                                         $3,453      $ 2,823     $4,336
                                                         ======      =======     ======

     Total income tax payments for the year ended December 31, 1998 were approximately $4,907,000 and for the period from June 27, 1997 (date of C corporation commencement) to December 31, 1997 were approximately $3,012,000.

9.  EMPLOYEE RETIREMENT PLANS

     The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $78,000, $70,000 and $35,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

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

     Certain of the Company's fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,479,000, $1,836,000 and $1,122,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

     The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

     On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 1998, the Company is required to contribute 45 cents to the plan (compared to 40 cents in 1997 and 35 cents in 1996) for each hour worked in the preceding month by each plan participant. The Company has also agreed to increase its hourly contribution by five cents per participant annually through the year 2002. The Company's funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $232,000, $147,000 and $124,000 during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, respectively, there were no significant due and unpaid amounts related to the employee pension plan.

                              SCHUFF STEEL COMPANY

     In December 1997, the Company terminated a second, contributory defined benefit plan that had been maintained to provide pension and disability benefits to union steelworkers. The plan had previously been curtailed in 1989 when all pension credits were frozen. At the time of plan termination, all undistributed benefits were fully vested. Annuities were purchased to settle pension obligations under the terminated plans and excess pension assets were distributed to the participants. As a result of the settlement, the Company recorded a loss of approximately $251,000 in 1997.

     Prior to its termination in 1997, the Company accounted for pension expense under its noncontributory defined benefit pension plan under the provisions of SFAS No. 87, "Employers' Accounting for Pensions." The weighted average discount rate used in determining the actuarial present value of accumulated and projected benefit obligations was 6.5 percent in 1996. The expected long-term rate of return on plan assets was 8.5 percent in 1996. The weighted average rate of compensation increase was not applicable because the benefit was not pay related.

     The following table sets forth the funded status of the plan as provided by consulting actuaries at December 31, 1996:

                                                              (IN THOUSANDS)
Actuarial present value of accumulated and projected benefit
  obligations, all of which are fully vested................      $2,003
Plan assets at fair value...................................       1,740
                                                                  ------
Funded status, projected benefit obligation in excess of
  plan assets...............................................      $  263
                                                                  ======
Comprised of:
  Prepaid pension cost before adjustment to recognize
     additional minimum liability...........................      $  362
  Unrecognized net loss.....................................        (519)
  Unrecognized net obligation...............................        (106)
                                                                  ------
Adjustment to recognize minimum liability...................      $ (263)
                                                                  ======
Net pension cost includes the following components:
  Service costs.............................................      $   50
  Interest cost on projected benefit obligation.............         122
  Actual return on plan assets..............................        (231)
  Net amortization and deferral.............................         128
                                                                  ------
  Net period pension cost...................................      $   69
                                                                  ======

                              SCHUFF STEEL COMPANY

10.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                                     YEAR ENDED DECEMBER 31
                                                              -------------------------------------
                                                                1998          1997          1996
                                                              ---------     ---------     ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Pro forma net income......................................   $4,321        $7,219        $6,030
                                                               ======        ======        ======
Denominator:
  Weighted average shares...................................    7,014         5,975         5,000
  Net effect of shares issued that are attributed to
     stockholder distributions made from initial public
     offering proceeds......................................       --           482           941
                                                               ------        ------        ------
Denominator for basic pro forma net income per share........    7,014         6,457         5,941
Effect of dilutive securities:
  Employee and director stock options.......................      155            99            --
                                                               ------        ------        ------
  Denominator for diluted pro forma net income per
     share -- adjusted weighted average shares and assumed
     conversions............................................    7,169         6,556         5,941
                                                               ======        ======        ======
Pro forma net income per share:
  Basic.....................................................   $ 0.62        $ 1.12        $ 1.02
                                                               ======        ======        ======
  Diluted...................................................   $ 0.60        $ 1.10        $ 1.02
                                                               ======        ======        ======

     Options to purchase 334,000 shares of common stock at prices ranging from $13.75 to $14.50 were outstanding during 1998 but were not included in the computation of pro forma diluted net income per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

                              SCHUFF STEEL COMPANY

11.  STOCK OPTIONS

     The Company established a qualified stock option plan ("Plan") effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company's Board of Directors. A summary of activity under the Plan is as follows:

                                                                           OUTSTANDING OPTIONS
                                                           SHARES      ---------------------------
                                                          AVAILABLE                   WEIGHTED
                                                            UNDER                 AVERAGE EXERCISE
                                                            GRANT      NUMBER          PRICE
                                                          ---------    -------    ----------------
Balance at February 5, 1997 (inception of Plan).........         --         --         $   --
  Authorized............................................    600,000         --             --
  Granted...............................................   (360,500)   360,500           5.12
  Exercised.............................................         --         --             --
  Canceled..............................................     48,500    (48,500)          5.00
                                                          ---------    -------         ------
Balance at December 31, 1997............................    288,000    312,000           5.14
  Authorized............................................  1,000,000         --             --
  Granted...............................................   (491,000)   491,000          12.47
  Exercised.............................................         --    (22,420)          5.00
  Canceled..............................................     27,000    (27,000)          9.73
                                                          ---------    -------         ------
Balance at December 31, 1998............................    824,000    753,580         $ 9.51
                                                          =========    =======         ======
Exercisable at December 31, 1998........................                52,980
                                                                       =======

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING
                            ----------------------------------------      OPTIONS EXERCISABLE
                                        WEIGHTED                        ------------------------
                                         AVERAGE         WEIGHTED                    WEIGHTED
                                       CONTRACTUAL       AVERAGE                     AVERAGE
 RANGE OF EXERCISE PRICE    NUMBER        LIFE        EXERCISE PRICE    NUMBER    EXERCISE PRICE
 -----------------------    -------    -----------    --------------    ------    --------------
$5.00-$7.00...............  353,580       8.52            $ 5.39        36,980        $ 5.00
$8.00-$10.25..............   66,000       9.10            $ 9.55        16,000        $ 8.13
$13.75-$14.50.............  334,000       9.29            $13.86            --            --

     The Company's 1997 Stock Option Plan has authorized the grant of options up to 1,600,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the year ended December 31, 1998 and 1997 was $9.21 and $3.21, respectively. During 1998, the weighted average exercise price and fair value of options granted below the fair market value at date of grant was $10.00 and $10.83 per option, respectively. Such below market grant was for 50,000 shares at $10.00 per share and is being expensed over the related five-year vesting period in the amount of approximately $37,500 per year.

     The Company has elected to follow APB 25 and related Interpretations in accounting for its stock options issued to employees because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

                              SCHUFF STEEL COMPANY

     Pro forma information regarding net income and pro forma earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black Scholes Option pricing model with the following weighted average assumptions:

                                                     YEAR ENDED
                                                    DECEMBER 31
                                              ------------------------
                                                 1998          1997
                                              -----------    ---------
Expected life of award......................      5 years      5 years
Volatility..................................         .961         .699
Risk-free interest rate.....................  4.5 percent    6 percent
Expected dividends yield....................    0 percent    0 percent

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's pro forma net income and pro forma net income per share would have been decreased to the pro forma amounts indicated below:

                                                        YEAR ENDED
                                                       DECEMBER 31
                                                     ----------------
                                                      1998      1997
                                                     ------    ------
                                                      (IN THOUSANDS)
Pro forma net income as reported...................  $4,321    $7,219
Pro forma net income including SFAS
  No. 123 expense..................................  $3,808    $7,114
Pro forma earnings per share including SFAS
  No. 123 expense
  Basic............................................  $ 0.54    $ 1.10
  Diluted..........................................  $ 0.53    $ 1.09

     Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on the net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

12.  RELATED PARTY TRANSACTIONS AND LEASES

     The Company leases certain properties from a partnership owned by related parties which includes the Company's principal stockholders. The leases expire in 2017 and require stipulated rent increases every five years based on the Consumer Price Index. The Company is also obligated to pay the partnership any taxes related to the lease payments.

     Rent expense under the related party leases totaled approximately $980,000, $900,000 and $274,000 for the year ended December 31, 1998, 1997 and 1996, respectively.

                              SCHUFF STEEL COMPANY

     The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $328,000, $259,000 and $233,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 1998, are as follows:

                                                         (IN THOUSANDS)
1999...................................................     $ 1,034
2000...................................................       1,079
2001...................................................       1,083
2002...................................................       1,083
2003...................................................       1,083
Thereafter.............................................      14,247
                                                            -------
                                                            $19,609
                                                            =======

13.  CONTINGENCIES

     The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while under the employ of the Company. The Company does not believe there are any such contingencies at December 31, 1998 for which the eventual outcome would have a material adverse impact on the results of operations or liquidity of the Company.

     During 1996, the primary contractor on the Company's largest contract claimed that the Company was liable under delay provisions and is seeking damages. The Company believes that the reasons for the delay were such that the Company should not be liable and accordingly no reserves have been created for this claim.

     During 1998, the Company filed a claim for approximately $8,600,000 for additional reimbursement for work the Company believes is billable under the terms of the related contract with respect to changes made in completing certain aspects of a project. The Company has already incurred and expensed all of the costs related to this claim. While management believes it has a right to collect the full amount of the claim, no revenue has been recognized given the uncertainty of the related negotiations, arbitration, and/or litigation that will be required to resolve the ultimate payment due the Company.

                              SCHUFF STEEL COMPANY

14.  SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

     In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), the Company makes key financial decisions based on certain operating results of its subsidiaries. Segment information as reviewed by the Company is as follows:

                                                       YEAR ENDED DECEMBER 31, 1998
                                          ------------------------------------------------------
                                           SCHUFF     ADDISON     SIX      BANNISTER     TOTAL
                                          --------    -------    ------    ---------    --------
                                                              (IN THOUSANDS)
Revenues from external customers........  $131,185    $47,626    $5,415     $ 5,714     $189,940
Revenues from other segments............        35      3,924     1,755          --        5,714
Segment gross profit....................    14,057     12,531     1,692       1,013       29,293
Interest expense........................     2,704      3,124       614         370        6,812
Depreciation and amortization...........     1,873      1,410       213         122        3,618
Segment income before taxes.............     2,536      4,788       298         152        7,774
Segment net income......................     1,521      2,634       118          48        4,321
Segment total assets....................   151,218     45,996     6,611      11,789      215,614

RECONCILIATION OF REVENUES                                         1998
--------------------------                                    --------------
                                                              (IN THOUSANDS)
Total external revenues for reportable segments.............     $189,940
Intersegment revenues for reportable segments...............        5,714
Elimination of intersegment revenues........................       (5,714)
                                                                 --------
          Total consolidated revenues.......................     $189,940
                                                                 ========

RECONCILIATION OF ASSETS
------------------------
Total assets for reportable segments........................     $215,614
Elimination of intercompany receivables.....................       (9,807)
Elimination of investment in subsidiaries...................      (40,351)
Other adjustments...........................................          132
                                                                 --------
          Total consolidated assets.........................     $165,588
                                                                 ========

     All Company segments derive revenues from steel fabrication and erection activities. During 1998, the Addison, Six and Bannister segments' net income includes interest expense and goodwill amortization, net of tax benefits, allocated from the Schuff segment to reflect the amount of long-term debt used and goodwill generated in the acquisitions. All intersegment revenues and expenses are eliminated during consolidation. There were no reportable segments during 1997.

     The Company had revenues to certain customers that were in excess of 10 percent of the respective year's revenues as follows:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Customer A..................................................    14%      32%      20%
Customer B..................................................    12%     n/a      n/a
Customer C..................................................   n/a       20%      13%
Customer D..................................................   n/a      n/a       14%
Customer E..................................................   n/a      n/a       12%

                              SCHUFF STEEL COMPANY

     During the years ended December 31, 1998, 1997 and 1996, the Company's revenues included approximately, $9,028,000, $12,435,000, and $14,280,000, respectively, relating to projects carried out internationally for which approximately $2,029,000 and $1,541,000 was in accounts receivable at December 31, 1998 and 1997, respectively.

15.  SUBSIDIARY GUARANTORS

     The Company's 10.50 percent Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries (collectively the "Subsidiary Guarantors"), all wholly owned. The following table sets forth the "summarized combined financial information" of the Subsidiary Guarantors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances.

                                                               DECEMBER 31
                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Balance sheet data:
  Current assets............................................     $49,363
  Noncurrent assets.........................................      15,033
  Total assets..............................................      64,396
  Current liabilities.......................................      17,038
  Noncurrent liabilities....................................         636
  Total stockholders' equity................................      46,722

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                                   1998
                                                              --------------
                                                              (IN THOUSANDS)
Operating data:
  Revenues..................................................     $58,755
  Gross profit..............................................      15,236
  Net income................................................       2,800

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

                              SCHUFF STEEL COMPANY

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 follows (in thousands, except for per share amounts):

                                                                   FISCAL YEAR 1998
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Revenues.....................................    $27,426        $35,733        $55,960        $70,821
Gross profit.................................      4,992          3,287          9,012         12,002
Pro forma net income (loss)..................      1,595           (264)         1,084          1,906
Pro forma net income (loss) per share:
  Basic......................................    $  0.23        $ (0.04)       $  0.15        $  0.27
  Diluted....................................    $  0.22        $ (0.04)       $  0.15        $  0.27
Weighted average number of shares
  outstanding:
  Basic......................................      7,000          7,012          7,022          7,023
  Diluted....................................      7,159          7,012          7,161          7,070

                                                                   FISCAL YEAR 1997
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Revenues.....................................    $25,507        $37,177        $35,439        $40,095
Gross profit.................................      3,852          4,438          5,865          6,108
Pro forma net income.........................      1,034          1,752          2,162          2,271
Pro forma net income per share:
  Basic......................................    $  0.17        $  0.29        $  0.31        $  0.32
  Diluted....................................    $  0.17        $  0.29        $  0.31        $  0.32
Weighted average number of shares
  outstanding:
  Basic......................................      5,941          5,941          6,931          7,000
  Diluted....................................      5,941          5,941          7,077          7,148

     The 1998 and 1997 quarterly results for basic and diluted pro forma net income (loss) per share, when totaled, may not equal the basic and diluted net income per share for the years ended December 31, 1998 and 1997. These variances are due to rounding and certain options being antidilutive for certain quarters but not for the year.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 2.1(a)   Stock Purchase Agreement dated as of May 12, 1998, by and
          among the Company, E. C. Addison and The Addison Structural
          Services, Inc. Leveraged Employee Stock Ownership Plan, and
          Addison Structural Services, Inc.(5)
 2.1(b)   Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison
          Structural Services, Inc. Leveraged Employee Stock Ownership
          Plan, and Addison Structural Services, Inc.(5)
 2.1(c)   Amendment No. 2 to Stock Purchase Agreement dated June 4,
          1998, by and among the Company, E. C. Addison and the
          Addison Structural Services, Inc. Leveraged Employee Stock
          Ownership Plan, and Addison Structural Services, Inc.(5)
 2.2      Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six
          Industries, Inc.(6)
 2.3      Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A.
          Rossin, John N. Achuff, II and Mary P. Achuff, Arnold
          Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey
          Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and
          Graciela Nunez and Bannister Steel, Inc.(7)
 3.1(a)   Certificate of Incorporation of the Registrant(1)
 3.1(b)   Certificate of Amendment of Certificate of Incorporation of
          the Registrant(1)
 3.2      Bylaws of the Registrant(1)
 3.3(a)   Articles of Incorporation of B & K Steel Fabrications, Inc.
          ("B & K")(a)
 3.3(b)   Articles of Amendment of B & K(9)
 3.4      Bylaws of B & K(9)
 3.5(a)   Articles of Incorporation of Addison Structural Services,
          Inc. ("Addison")(9)
 3.5(b)   Articles of Amendment to the Articles of Incorporation of
          Addison(9)
 3.6      Bylaws of Addison(9)
 3.7(a)   Articles of Incorporation of Addison Steel, Inc. ("Addison
          Steel")(9)
 3.7(b)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated May 26, 1960(9)
 3.7(c)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated September 22, 1961(9)
 3.7(d)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated November 19, 1962(9)
 3.7(e)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated December 20, 1966(9)
 3.7(f)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated September 11, 1968(9)
 3.7(g)   Certificate of Amendment of Articles of Incorporation of
          Addison Steel, dated February 28, 1981(9)
 3.8      Bylaws of Addison Steel(9)
 3.9(a)   Articles of Incorporation of Quincy Joist Company
          ("Quincy")(9)
 3.9(b)   Articles of Amendment to the Articles of Incorporation of
          Quincy(9)
 3.10     Bylaws of Quincy(9)
 4.1      Certificate of Incorporation of the Registrant (filed as
          Exhibit 3.1)(1)
 4.2      Form of Certificate representing Common Stock(1)

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
 4.3      Indenture dated June 4, 1998, by and between the Company and
          Harris Trust Company of California, as Trustee(5)
 4.4      Registration Rights Agreement dated June 4, 1998, by and
          among the Company, the Guarantors (as defined therein),
          Donaldson, Lufkin & Jenrette Securities Corporation,
          Jefferies & Company, Inc., and Friedman, Billings, Ramsey &
          Co., Inc.(5)
 4.5      Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(a)   Loan Agreement dated June 30, 1996 between the Registrant
          and Bank One, Arizona, NA(1)
10.1(b)   Variable Rate Revolving Line of Credit Note dated June 30,
          1996(1)
10.2(a)   Revolving Line of Credit Loan Agreement and Addendum dated
          June 30, 1995 between the Registrant and Bank One, Arizona,
          NA(1)
10.2(b)   Variable Rate Revolving Line of Credit Note and Addendum
          dated June 30,1995(1)
10.2(c)   Modification Agreement dated June 30, 1996 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(d)   Continuing Guaranty dated June 30, 1995 between David A.
          Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e)   Continuing Guaranty dated June 30, 1995 between Scott A.
          Schuff and Bank One, Arizona, NA(1)
10.2(f)   Modification Agreement dated March 31, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(g)   Modification Letter Agreement dated May 7, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.2(h)   Modification Agreement dated June 30, 1997 between the
          Registrant and Bank One, Arizona, NA(2)
10.2(i)   Continuing Guaranty dated June 30, 1997 between B & K Steel
          Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property Located at 420 South 19th Avenue, Phoenix,
          Arizona(2)
10.2(k)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property located at 1833-1841 West Buchanan Street,
          Phoenix, Arizona(2)
10.2(l)   Subordination of Lien Rights between 19th Avenue/Buchanan
          Limited Partnership and Bank One, Arizona, NA Relating to
          Real Property Located at 619 North Cooper Road, Gilbert,
          Arizona(2)
10.2(m)   Subordination Agreement dated June 30, 1997 between 19th
          Avenue/Buchanan Limited Partnership, the Registrant and Bank
          One, Arizona, NA(2)
10.3(a)   Loan Agreement and Addendum dated June 30, 1995 between the
          Registrant and Bank One, Arizona, NA(1)
10.3(b)   Variable Rate Line of Credit Note and Addendum dated June
          30,1995(1)
10.3(c)   Modification Agreement dated June 30, 1996 between the
          Registrant and Bank One, Arizona, NA(1)
10.4      Continuing Guaranty dated April 22, 1996 between the
          Registrant and Bank One, Arizona, NA(1)
10.5      Guaranty of Payment dated April 22, 1997 between the
          registrant and Bank One, Arizona, NA(1)

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.6      Guaranty of Payment dated January 31, 1997 between the
          Registrant and Bank One, Arizona, NA(1)
10.7      Promissory Note dated December 31, 1989 between the
          Registrant and 19th Avenue/Buchanan Limited Partnership(1)
10.7.1    Modification and Extension Agreement dated as of September
          30, 1997 between the Registrant and 19th Avenue/Buchanan
          Limited Partnership(3)
10.8      Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix,
          Arizona between 19th Avenue/ Buchanan Limited Partnership
          and the Registrant(1)
10.9      Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert,
          Arizona between 19th Avenue/ Buchanan Limited Partnership
          and the Registrant(1)
10.10     Lease dated May 1, 1997 for 1841 W. Buchanan Street in
          Phoenix, Arizona between 19th Avenue/Buchanan Limited
          Partnership and the Registrant(1)
10.11     Schuff Steel Company Supplemental Retirement and Deferred
          Compensation Plan(1)*
10.12(a)  Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(b)  Schuff Steel Company 1997 Stock Option Plan (Amended and
          Restated as of April 24, 1998)(8)*
10.12(c)  Form of Incentive Stock Option Agreement for 1997 Stock
          Option Plan(1)*
10.12(d)  Form of Non-Qualified Stock Option Agreement for 1997 Stock
          Option Plan(1)*
10.13     Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(a)  Modification and Extension Agreement dated as of September
          30, 1997 between the Registrant and 19th Avenue/Buchanan
          Limited Partnership(2)
10.15(a)  Credit Agreement dated December 10, 1997 between the
          Registrant and Bank One, Arizona, NA(4)
10.15(b)  Promissory Note dated December 10, 1997 between the
          Registrant and Bank One, Arizona, NA(4)
10.19     Schuff Steel Company 1998 Director Compensation Plan(8)*
10.20(a)  Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(b)  Modification Agreement dated March 10, 1999 between the
          Registrant and Wells Fargo Bank, NA
10.21     Purchase Agreement, dated June 1, 1998, by and among the
          Registrant, Donaldson, Lufkin & Jenrette Securities
          Corporation, Jefferies & Company, Inc., and Friedman,
          Billings, Ramsey & Co., Inc.(5)
10.22     Employment Agreement by and among Addison Steel, Inc.,
          Schuff Steel Company, and Glen S. Davis, dated May 12, 1998*
10.23     Employment Agreement by and among Quincy Joist Company,
          Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998*
21.1      Subsidiaries of the Registrant
23.1      Consent of Ernst & Young LLP, independent auditors
24.1      Power of Attorney of David A. Schuff
24.2      Power of Attorney of Dennis DeConcini
24.3      Power of Attorney of Edward M. Carson

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
27        Financial Data Schedule

---------------
 *  Indicates a management contract or compensation plan.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5) Incorporated by reference to the Company's Current Report on Form 8-K/A, filed June 19, 1998.

(6) Incorporated by reference to the Company's Current Report on Form 8-K, filed August 27, 1998.

(7) Incorporated by reference to the Company's Current Report on Form 8-K, filed September 4, 1998.

(8) Incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715)

(9) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.