Form 10-Q
period 1999-03-31
SCHUFF STEEL CO
filed 1999-05-17
CIK 1038368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                        Commission File Number 000-22715

                              SCHUFF STEEL COMPANY
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                     86-0318760
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

      1841 West Buchanan Street                             85009
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of May 5, 1999, there were 7,027,173 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I:           Financial Information

     Item 1.      Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                                                           3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and 1998                                                     4

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                                                     5

                  Notes to Condensed Consolidated Financial Statements                                           6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            8

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                    20

Part II:          Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                                              21

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31   DECEMBER 31
                                                                                      1999        1998
                                                                                    --------   -----------
                                                                                   (Unaudited)
                                                                                       (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 15,584    $ 15,431
   Restricted funds on deposit                                                         2,601       2,574
   Receivables                                                                        45,478      47,310
   Costs and recognized earnings in excess of billings on uncompleted contracts       11,406      11,861
   Inventories                                                                         7,919       6,825
   Prepaid expenses and other current assets                                           3,035       1,936
                                                                                    --------    --------
Total current assets                                                                  86,023      85,937

Property, plant and equipment, net                                                    21,096      20,850
Goodwill, net                                                                         52,660      53,303
Other assets                                                                           5,404       5,498
                                                                                    --------    --------
                                                                                    $165,183    $165,588
                                                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                                 $  6,949    $ 11,368
   Accrued payroll and employee benefits                                               3,805       3,952
   Accrued interest                                                                    3,848       1,081
   Other accrued liabilities                                                           3,095       3,291
   Billings in excess of costs and recognized earnings on uncompleted contracts        8,462       7,025
   Current portion of long-term debt                                                   2,456       3,838
                                                                                    --------    --------
Total current liabilities                                                             28,615      30,555

Long-term debt, less current portion                                                 103,711     103,870
Other non-current liabilities                                                          2,229       2,028

COMMITMENTS AND CONTINGENT LIABILITIES

Stockholders' equity:

   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued            --          --
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,027,173 and
     7,023,420 shares issued and outstanding at March 31, 1999 and December 31,
     1998, respectively                                                                    7           7
   Additional paid-in capital                                                         14,190      14,154
   Retained earnings                                                                  16,431      14,974
                                                                                    --------    --------
Total stockholders' equity                                                            30,628      29,135
                                                                                    --------    --------
                                                                                    $165,183    $165,588
                                                                                    ========    ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                  1999         1998
                                                --------     --------
                                                   (in thousands,
                                                except per share data)
Revenues                                        $ 54,113     $ 27,426
Cost of revenues                                  42,568       22,434
                                                --------     --------
   Gross profit                                   11,545        4,992
General and administrative expenses                5,442        2,394
Goodwill amortization                                539           --
                                                --------     --------
   Operating income                                5,564        2,598
Interest expense                                  (2,964)         (98)
Other income                                         217          241
                                                --------     --------
   Income before income tax expense                2,817        2,741
Income tax expense                                 1,360        1,146
                                                --------     --------
   Net income                                   $  1,457     $  1,595
                                                ========     ========

Net income per share:
   Basic                                        $   0.21     $   0.23
                                                ========     ========
   Diluted                                      $   0.21     $   0.22
                                                ========     ========

Weighted average shares used in computation:
   Basic                                           7,025        7,000
                                                ========     ========
   Diluted                                         7,079        7,159
                                                ========     ========


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31
                                                                          1999         1998
                                                                     ---------------------------
                                                                            (In thousands)
OPERATING ACTIVITIES
Net income                                                              $  1,457     $  1,595
Adjustment to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                         1,413          423
     Gain on disposal of property and equipment                               21         (139)
     Deferred income taxes                                                    33            1
     Unearned compensation                                                     9
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                           (27)        (566)
       Receivables                                                         1,832        2,813
       Costs and recognized earnings in excess of billings on
         uncompleted contracts                                               455       (2,147)
       Inventories                                                        (1,094)         (99)
       Prepaid expenses and other current assets                          (1,046)         312
       Accounts payable                                                   (4,419)      (2,953)
       Accrued payroll and employee benefits                                (147)       1,062
       Accrued interest payable                                            2,767           --
       Other accrued liabilities                                            (196)         916
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                             1,437          532
       Other liabilities                                                     188           60
                                                                        --------     --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,683        1,810

INVESTING ACTIVITIES
Acquisitions of property and equipment                                    (1,019)        (592)
Proceeds from disposals of property and equipment                              3          140
                                                                        --------     --------
           NET CASH USED IN INVESTING ACTIVITIES                          (1,016)        (452)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings           10,286       13,404
Principal payments on revolving line of credit and long-term debt        (11,827)     (14,666)
Proceeds from issuance of common stock                                        27           10
Cash distributions to stockholders                                            --           --
                                                                        --------     --------
           NET CASH USED IN FINANCING ACTIVITIES                          (1,514)      (1,252)
                                                                        --------     --------

           INCREASE IN CASH AND CASH EQUIVALENTS                             153          106
Cash and cash equivalents at beginning of period                          15,431          197
                                                                        --------     --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 15,584     $    303
                                                                        ========     ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

2. RECEIVABLES

Receivables consist of the following:

                                                                              MARCH 31      DECEMBER 31
                                                                                1999            1998
                                                                              -------------------------
                                                                                    (in thousands)
         Contract receivables:
            Contracts in progress                                             $ 37,873        $ 36,717
            Unbilled retentions                                                  7,497          10,011
                                                                                45,370          46,728
         Other receivables                                                         108             582
                                                                              -------------------------
                                                                              $ 45,478        $ 47,310
                                                                              =========================

3. INVENTORIES

Inventories consist of the following:

                                                                              MARCH 31      DECEMBER 31
                                                                                1999            1998
                                                                              -------------------------
                                                                                    (in thousands)
         Raw materials                                                        $  7,263        $ 6,307
         Finished goods                                                            656            518
                                                                              -------------------------
                                                                              $  7,919        $ 6,825
                                                                              =========================

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                               1999             1998
                                                                              -----------------------
                                                                                   (in thousands,
                                                                               except per share data)
         Numerator:
            Net income                                                        $1,457           $1,595
                                                                              =======================
         Denominator:
            Denominator for basic net income per share -
                weighted average shares                                        7,025            7,000
            Effect of dilutive securities:
               Employee and director stock options                                54              159
                                                                              -----------------------
            Denominator for diluted net income per share -
               adjusted weighted average shares and
               assumed conversions                                             7,079            7,159
                                                                              =======================
         Net income per share:
            Basic                                                             $ 0.21           $ 0.23
                                                                              =======================
            Diluted                                                           $ 0.21           $ 0.22
                                                                              =======================

5. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1998 or March 31, 1999 for which the eventual outcome would have a material adverse impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison Structural Services, Inc. ("Addison"). As a result of such purchase, the Company acquired indirect ownership of the assets of Addison's wholly-owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59.5 million, of which approximately $56.3 million was paid in cash and $3.2 million was paid in the form of a promissory note secured by a letter of credit. On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Six Industries, Inc. ("Six"). The aggregate purchase price was approximately $18.2 million, of which approximately $16.7 million was paid in cash and $1.5 million was paid in the form of a promissory note. On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister Steel, Inc. ("Bannister"). The aggregate purchase price was approximately $16.8 million, of which approximately $15.8 million was paid in cash and $1.0 million was paid in the form of a promissory note secured by a letter of credit.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on the fair values at the dates of the acquisition. The operating results of Addison, Six, and Bannister have been included in the Company's Consolidated Financial Statements from the closing date of each of the acquisitions.

Comparison of Three Months Ended March 31, 1999 and March 31, 1998

Revenues. Revenues increased by $26.7 million, or 97.3 percent, to $54.1 million for the three months ended March 31, 1999 from $27.4 million for the three months ended March 31, 1998. The increase in revenues was primarily a result of additional revenues being generated by Addison, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively. The average revenues for the Company's ten largest revenue generating contracts was $1.9 million for the three months ended March 31, 1999 and 1998.

Gross Profit. Gross profit increased by $6.6 million, or 131.3 percent, to $11.5 million for the three months ended March 31, 1999 from $5.0 million for the three months ended March 31, 1998. As a percentage of revenues, gross profit increased to 21.3 percent in the first quarter of 1999 from 18.2 percent in the comparable 1998 period. The increase as a percentage of revenues was primarily attributable to higher average margins achieved by recently acquired Addison, Six, and Bannister.

General and Administrative Expenses. General and administrative expenses increased by $3.0 million, or 127.3 percent, to $5.4 million for the three months ended March 31, 1999 from $2.4 million for the three months ended March 31, 1998. The $3.0 million increase in 1999 was largely attributable to additional general and administrative costs resulting from recently acquired Addison, Six, and Bannister. General and administrative expenses as a percentage of revenues increased to 10.1 percent for the first quarter of

1999 from 8.7 percent in the comparable 1998 period. The increases in general and administrative costs as a percentage of revenues were due primarily to increased administrative costs associated with the Company's acquisitions and the addition of general and administrative costs of the acquired companies which had higher general and administrative costs as a percentage of revenues than the Company prior to the acquisitions.

Goodwill amortization. Goodwill amortization was $539,000 in 1999 and represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Six, and Bannister business combinations in 1998. The goodwill is amortized on a straight-line basis over 25 years. There was no amortization in the first quarter of 1998, as the Company had no goodwill.

Interest Expense. Interest expense increased to $3.0 million in the three months ended March 31, 1999 from $98,000 in the three months ended March 31, 1998. The increase in interest expense was attributable primarily to the interest costs related to the Company's $100.0 million 10-1/2% Senior Notes issued in June 1998.

Other income. Other income decreased slightly to $217,000 in 1999 from $241,000 in 1998.

Income Tax Expense. Income tax expense increased by $214,000 or 18.7 percent, to $1.4 million, or a 48.3 percent effective tax rate, for the three months ended March 31, 1999 from income tax expense of $1.1 million, or a 41.8 percent effective tax rate, for the three months ended March 31, 1998. The increase in the effective tax rate was due primarily to goodwill amortization of $539,000 resulting from the Company's acquisitions of Addison, Six, and Bannister, and which is not deductible for tax purposes.

Net Income. Net income decreased by $138,000, or 8.7 percent, to $1.5 million for the three months ended March 31, 1999 from net income of $1.6 million for the three months ended March 31, 1998, primarily due to the factors described above.

Backlog. Backlog at March 31, 1999 was $165.5 million, representing a $99.0 million increase over backlog at March 31, 1998 of $66.5 million. The increase in backlog compared to March 31, 1998 was the result of additional backlog generated by Addison, Six, and Bannister.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is not able to bill in advance of costs, it relies on bank credit facilities to meet its working capital needs. At March 31, 1999, the Company had no outstanding indebtedness under its revolving line of credit and had working capital of approximately $57.4 million.

The Company's short-term cash needs are primarily for working capital to support operations including receivables, inventories and other costs incurred in performing its contracts. Operating activities provided cash flows of $2.7 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, operating cash flows were greater than net income due to depreciation and amortization of $1.4 million and changes in working capital requirements resulting from day-to-day operations. For the three months ended March 31, 1998, operating cash flows approximated net income for the period. Investing activities required $1.0 million and $452,000 for the three months ended March 31, 1999 and 1998, respectively, substantially all of which were related to purchases of property and equipment in 1999 and 1998. Financing activities consumed $1.5 million and $1.3 million for the three months ended March 31, 1999 and 1998 respectively. Cash consumed by financing activities in 1999 and 1998 was related primarily to the repayment of long-term debt and line of credit balances.

The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interests rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.00% to a maximum of prime plus 1.00% or LIBOR plus 3.00%. At March 31, 1999, there was approximately $22.9 million of credit available under the credit facility for borrowings, which has been reduced by approximately $2.1 million of outstanding letters of credits under which the Company is committed.

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

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10-1/2% Senior Notes due 2008 ("Senior Notes"). Net proceeds from the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of Addison, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries.

The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $6.2 million at March 31, 1999 with interest rates ranging from 5.73% to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $2.1 million.

The Company estimates that its capital expenditures for 1999 will be approximately $3.5 million of which approximately $1.0 million had been expended as of March 31, 1999. The Company is considering the expansion of certain of its facilities and production capacities, which would increase the 1999 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth below under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or any other reason.

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

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations as a result of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient or underutilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Fixed Price Contracts

Of the Company's $165.5 million backlog at March 31, 1999, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

Variations in Backlog; Dependence on Large Contracts

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. Some of the Company's competitors may have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company's competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

Substantial Liquidity Requirements

The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds and, in selected cases, letters of credit, to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow would be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Year 2000

The Company is preparing for the impact of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" refers to the risk that systems, products, and equipment having date-sensitive components will not recognize dates after December 31, 1999. These risks are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company in its information technology and non-information technology systems used in its business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 Issues.

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

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 60% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by June 30, 1999 and establish a timetable for the remediation of its remaining technology systems. The Company has already completed the remediation of approximately 20% of its information technology systems, including modifying and upgrading existing software and developing and purchasing new software, and continues to renovate portions of such systems for which assessment is complete. The Company has not begun or established a timetable for its testing and implementation phases. The Company's goal is to complete such phases by August 31, 1999, although complications arising from potential or unanticipated acquisitions might cause some delay.

Some of the Company's fabrication equipment have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its fabrication equipment by contacting the vendors of such equipment. A majority of vendors have informed the Company that (i) certain fabrication equipment is Year 2000 compliant, (ii) they have developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of their noncompliant fabrication equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the remaining vendors of its fabrication equipment and expects to receive information from such other vendors by May 31, 1999, with respect to their assessment of the impact on the fabrication equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by August 31, 1999 and that any required remediation will be completed by December 31, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's fabrication equipment.

The Company has recently begun an assessment of the potential for Year 2000 Issues arising from embedded microprocessors in its other equipment, facilities and corporate and other offices, including telecommunications systems, utilities, and security systems, and expects to complete the assessment by June 1, 1999.

                             External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 Issues, including those associated with its own external relationships. The Company is completing its inventory of external relationships and is risk rating each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is also attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, information technology vendors, financial market data providers, steel and related product suppliers, and equipment providers (including maintenance), the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and states of readiness. The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, suppliers and other third parties with which the Company has a material relationship and expects to engage in discussions with most of such parties through 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

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

                              Risks to the Company

The Company's Year 2000 Issue involves significant risks. The Company has and will continue to devote substantial resources to address its Year 2000 Issue, however, there can be no assurance that the Company will succeed in implementing its evolving Year 2000 plan on a timely basis. The following describes the Company's "most reasonably likely worst-case scenarios", given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in purchasing and fabricating product, and billing the Company's customers for services performed. Furthermore, if its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving payments.

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

                                Contingency Plans

The Company has not yet established contingency plans to address the Company's worst case scenarios and other unavoided or unavoidable Year 2000 Issues with internal information and non-information systems technology and with customers, vendors and other third parties, but it expects to create such plans by October 31, 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS

At March 31, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities which would require disclosure of market risk.


PRIMARY MARKET RISK EXPOSURE

The Company is potentially exposed to market risk associated with changes in interest rates primarily as a result of its $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

                            PART II OTHER INFORMATION

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

                                SCHUFF STEEL COMPANY

Date:  May 14, 1999             By:   /s/ Kenneth F. Zylstra
                                      ------------------------------------------
                                      Kenneth F. Zylstra
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Duly
                                      Authorized Officer)