Form 10-Q
period 1999-06-30
SCHUFF STEEL CO
filed 1999-08-16
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of August 10, 1999, there were 7,063,469 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I:     Financial Information

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets  -
            June 30, 1999 and December 31, 1998                              1

            Condensed Consolidated Statements of Operations  -
            Three Months Ended June 30, 1999 and 1998 and
            Six Months Ended June 30, 1999 and 1998                          2

            Condensed Consolidated Statements of Cash Flows  -
            Six Months Ended June 30, 1999 and 1998                          3

            Notes to Condensed Consolidated Financial Statements -
            June 30, 1999                                                    4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              6

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk      18

Part II:    Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders             20

   Item 6.  Exhibits and Reports on Form 8-K                                21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30    DECEMBER 31
                                                            1999         1998
                                                        ------------------------
                                                        (Unaudited)    (Note 1)
                                                             (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                               $  8,464   $ 15,431
  Restricted funds on deposit                                2,643      2,574
  Receivables                                               50,940     47,310
  Costs and recognized earnings in excess of billings       12,913     11,861
   on uncompleted contracts
  Inventories                                                8,560      6,825
  Prepaid expenses and other current assets                  3,012      1,936
                                                         -----------------------
Total current assets                                        86,532     85,937

Property, plant and equipment, net                          21,262     20,850
Goodwill, net                                               52,119     53,303
Other assets                                                 6,350      5,498
                                                         =======================
                                                         $ 166,263   $165,588
                                                         =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  6,679   $ 11,368
  Accrued payroll and employee benefits                      4,091      3,952
  Other accrued liabilities                                  4,491      4,372
  Billings in excess of costs and recognized earnings        9,797      7,025
   on uncompleted contracts
  Current portion of long-term debt                          5,475      3,838
                                                         -----------------------
Total current liabilities                                   30,533     30,555

Long-term debt, less current portion                       102,639    103,870
Other liabilities                                            2,151      2,028

Commitments and contingent liabilities

Stockholders' equity:
  Preferred stock, $.001 par value - authorized               --         --
   1,000,000 shares; none issued
  Common stock, $.001 par value - authorized
   20,000,000 shares; 7,032,744 and 7,023,420 shares
   issued and outstanding at June 30, 1999 and                   7          7
   December 31, 1998, respectively
  Additional paid-in capital                                14,219     14,154
  Retained earnings                                         16,714     14,974
                                                         -----------------------
Total stockholders' equity                                  30,940     29,135
                                                         =======================
                                                         $ 166,263   $165,588
                                                         =======================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30              JUNE 30
                                        1999       1998      1999       1998
                                       ---------------------------------------
                                        (in thousands, except per share data)
Revenues                               $56,661   $35,733   $110,773   $63,159
Cost of revenues                        47,013    32,446     89,581    54,880
                                       ---------------------------------------
    Gross profit                         9,648     3,287     21,192     8,279

General and administrative expenses      5,770     2,959     11,212     5,353
Goodwill amortization                      538        94      1,076        94
                                       ---------------------------------------
    Operating income                     3,340       234      8,904     2,832
Interest expense                        (2,845)   (1,005)    (5,809)   (1,103)
Other income                               376       303        593       544
                                       ---------------------------------------
    Income (loss) before income tax
      benefit (provision)                  871      (468)     3,688     2,273

Income tax benefit (provision)            (589)      204     (1,949)     (942)
                                       =======================================
    Net income (loss)                  $   282   $  (264)  $ 1,739    $  1,331
                                       =======================================

Net income (loss) per share:
  Basic                                   $0.04    $(0.04)     $0.25     $0.19
                                       =======================================
  Diluted                                 $0.04    $(0.04)     $0.25     $0.19
                                       =======================================

Weighted average shares used in
  computation:

  Basic                                  7,030     7,012      7,028     7,006
                                       =======================================
  Diluted                                7,070     7,012      7,074     7,188
                                       =======================================


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            SIX MONTHS
                                                          ENDED JUNE 30
                                                        1999         1998
                                                     ----------------------
                                                         (in thousands)
OPERATING ACTIVITIES
Net income                                           $  1,739     $   1,331
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                        2,852         1,071
   Gain (loss) on disposal of property and equipment       19          (143)
   Deferred taxes                                         (27)         (146)
   Unearned compensation                                   19
   Changes in operating assets and liabilities:
     Restricted funds on deposit                          (69)         (758)
     Receivables                                       (3,630)       (1,461)
     Costs and recognized earnings in excess of
      billings in uncompleted contracts                (1,052)       (2,496)
     Inventories                                       (1,735)         (665)
     Prepaid expenses and other assets                   (905)       (1,255)
     Accounts payable                                  (4,689)       (2,024)
     Billings in excess of costs and recognized
      earnings on uncompleted contracts                 2,772         2,879
     Accrued payroll and employee benefits                139           476
     Other accrued liabilities                            330         2,411
                                                     ----------------------
        NET CASH USED IN OPERATING ACTIVITIES          (4,237)         (780)

INVESTING ACTIVITIES
Acquisitions of property and equipment                 (3,284)       (1,162)
Proceeds from disposals of property and
  equipment                                                --          3,160
Increase in other assets                                   --           (10)
Purchase of business, net of cash acquired                 --       (47,710)
                                                     ----------------------
        NET CASH USED IN INVESTING ACTIVITIES          (3,284)      (45,722)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and
  long-term borrowings                                 15,788        33,429
Proceeds from issuance of senior notes, net of
  issuance costs                                          --         95,700
Principal payments on revolving line of credit
  and long-term debt                                  (15,281)      (37,889)
Proceeds from the exercise of options                      47           111
                                                     ----------------------
        NET CASH PROVIDED BY
         FINANCING ACTIVITIES                             554        91,351

        INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                   (6,967)       44,849
Cash and cash equivalents at beginning of period       15,431           197
                                                     ======================
        CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                      $  8,464      $ 45,046
                                                     ======================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 Condensed Consolidated Financial Statements, have been reclassified to conform with the 1999 presentation.

2. RECEIVABLES

Receivables consist of the following at:

                                                JUNE 30     DECEMBER 31
                                                  1999         1998
                                               ------------------------
                                                   (in thousands)
      Contract receivables:
        Contracts in progress                  $ 38,953       $36,717
        Unbilled retentions                      11,789        10,011
                                               ----------------------
                                                 50,742        46,728
      Other receivables                             198           582
                                               ----------------------
                                               $  50,940       $47,310
                                               ======================

3. INVENTORIES

Inventories consist of the following at:

                                                JUNE 30     DECEMBER 31
                                                  1999         1998
                                                -----------------------
                                                   (in thousands)

      Raw materials                               $ 8,239      $  6,307
      Finished goods                                  321           518
                                                  ---------------------
                                                  $ 8,560      $  6,825
                                                  =====================

4. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income (loss) per share:

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30            JUNE 30
                                           1999      1998     1999      1998
                                         --------------------------------------
                                         (in thousands, except per share data)
Numerator:
  Net income (loss)                        $ 282    $ (264)  $1,739    $1,331
                                           ==================================

Denominator:
  Weighted average shares                  7,030     7,012    7,028      7,006

                                           -----------------------------------
Denominator for basic net income (loss)    7,030     7,012    7,028      7,006
  per share

Effect of dilutive securities:
  Employee and director stock options         40         -       46        182
                                           -----------------------------------
  Denominator for diluted net income
   (loss) per share - adjusted weighted
   average shares and assumed              7,070     7,012    7,074      7,188
   conversions
                                           ===================================

Net income (loss) per share:
  Basic                                    $0.04    $(0.04)   $0.25      $0.19
                                           ===================================
  Diluted                                  $0.04    $(0.04)   $0.25      $0.19
                                           ===================================

5. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1998 or June 30, 1999 for which the eventual outcome would have a material adverse impact on the Company.

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

Results of Operations

Revenues

Revenues increased by 58.8 percent to $56.7 million for the three months ended June 30, 1999 from $35.7 million for the three months ended June 30, 1998. Revenues increased by 75.3 percent to $110.8 million for the six months ended June 30, 1999 from $63.2 million for the six months ended June 30, 1998. The increase in revenues was primarily a result of additional revenues being generated by Addison, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively, offset by a decrease in the Company's average revenues generated from larger projects. The average revenues for the Company's ten largest revenue generating projects in the three and six month periods ended June 30, 1999 were $1.8 million and $2.9 million, respectively, versus $2.1 million and $3.8 million in the three and six month periods ended June 30, 1998, respectively.

Gross Profit

Gross profit increased by 191.0 percent to $9.6 million for the three month period ended June 30, 1999 from $3.3 million for the three month period ended June 30, 1998. Gross profit increased by 155.4 percent to $21.2 million for the six month period ended June 30, 1999 from $8.3 million for the six month period ended June 30, 1998. As a percentage of revenues, gross profit increased to 17.0 percent and 19.1 percent for the three and six month periods ended June 30, 1999, respectively, from 9.2 percent and 13.1 percent for the three and six month periods ended June 30, 1998. The increases as a percentage of revenues were primarily attributable to lower than average margins achieved by the Company in 1998 and higher average margins achieved by the acquired subsidiaries.

General and Administrative Expenses

General and administrative expenses increased by 93.3 percent to $5.8 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. General and administrative expenses increased by
107.4 percent to $11.2 million for the six months ended June 30, 1999 from $5.4 million for the six months ended June 30, 1998. The gross dollar increases in 1999, were largely attributable to additional general and administrative costs resulting from the acquisitions of Addison, Six, and Bannister. General and administrative expenses as a percentage of revenues increased to 10.2 percent for the three months ended June 30, 1999 from 8.3 percent for the three months ended June 30, 1998. General and administrative expenses as a percentage of revenues increased to 10.1 percent for the six months ended June 30, 1999 from
8.5 percent for the six months ended June 30, 1998. The increases in general and administrative expense as a percentage of revenues were due primarily to increased administrative costs associated with the Company's acquisitions and the addition of general and administrative costs of the acquired companies, which had higher general and administrative costs as a percentage of revenues than the Company prior to the acquisitions.

Goodwill Amortization

Goodwill amortization increased to $538,000 for the three month period ended June 30, 1999 from $94,000 for the three month period ended June 30, 1998. Goodwill amortization increased to $1.1 million for the six month period ended June 30, 1999 from $94,000 for the six month period ended June 30, 1998. The increases in goodwill amortization were a result of the Addison, Six and Bannister acquisitions in 1998.

Interest Expense

Interest expense increased to $2.8 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 and to $5.8 million for the six months ended June 30, 1999 from $1.1 million for the six months ended June 30, 1998. The increases in interest expense were primarily attributable to the addition of the $100.0 million of 10 -1/2 percent senior notes in early June 1998.

Other Income

Other income increased to $376,000 for the three months ended June 30, 1999 from $303,000 for the three months ended June 30, 1998 and increased to $593,000 for the six months ended June 30, 1999 from $544,000 for the six months ended June 30, 1998.

Income Tax Benefit (Provision)

Income tax provision for the three and six months ended June 30, 1999 represent an effective tax rate of approximately 67.6 percent and 52.8 percent, respectively. The income tax provision for the six months ended June 30, 1998 represented approximately 41.4 percent. The Company had an income tax benefit of $204,000 for the three months ended June 30, 1998. The increases in the effective tax rate were a result of the increased goodwill amortization which is not deductible for tax purposes.

Backlog

Backlog increased 14.0 percent to $188.5 million at June 30, 1999 from $165.5 million at March 31, 1999.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the projects. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At June 30, 1999, the Company had $3.0 million in borrowings under its line of credit and $56.0 million of working capital.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities required cash flows of $4.2 million and $780,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, operating cash flows were less than net income due to increased working capital levels. For the six months ended June 30, 1998, operating cash flows were greater than net income due to lower working capital requirements. Investing activities required $3.3 million and $45.7 million for the six months ended June 30, 1999 and 1998, respectively, substantially all of which were related to purchases of property and equipment and the non-cash portion of the Addison acquisition in 1998. Financing activities provided $91.4 million for the six months ended June 30, 1998 which related largely to the net proceeds from the $100.0 million private placement of debt in June 1998, and provided $554,000 for the six months ended June 30, 1999 relating primarily to proceeds from long-term debt and line of credit balances.

The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interests rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.00% to a maximum of prime plus 1.00% or LIBOR plus 3.00%. At June 30, 1999, there was approximately $19.9 million of credit available for borrowings under the credit facility, which has been reduced by approximately $2.1 million of outstanding letters of credit under which the Company is committed, and $3.0 million in borrowings at June 30, 1999.

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

On June 4, 1998, the Company completed a private placement pursuant to Rule
144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10-1/2 percent Senior Notes due 2008 ("Senior Notes"). Net proceeds from the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of Addison, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0 percent of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0 percent of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries.

The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $5.1 million at June 30, 1999 with interest rates ranging from 5.73% to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $2.1 million.

The Company estimates that its capital expenditures for 1999 will be approximately $12.5 million of which approximately $3.3 million had been expended as of June 30, 1999. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Substantial Leverage and Ability to Service Debt

With the Company's 10-1/2 percent Senior Notes, existing line of credit facility and other positionings, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's 10-1/2 percent Senior Notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. The Company's level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) the Company's leveraged position and the various covenants contained in the Senior Notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

Fixed Price Contracts

Of the Company's $188.5 million backlog at June 30, 1999, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

Variations in Backlog; Dependence on Large Contracts

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 75% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by August 31, 1999 and establish a timetable for the remediation of its remaining technology systems. The Company has already completed the remediation of approximately 50% of its information technology systems, including modifying and upgrading existing software and developing and purchasing new software, and continues to renovate portions of such systems for which assessment is complete. The Company has not begun or established a timetable for its testing and implementation phases. The Company's goal is to complete such phases by September 30, 1999, although complications arising from potential or unanticipated acquisitions might cause some delay.

Some of the Company's fabrication equipment have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its fabrication equipment by contacting the vendors of such equipment. A majority of vendors have informed the Company that (i) certain fabrication equipment is Year 2000 compliant, (ii) they have developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of their noncompliant fabrication equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the remaining vendors of its fabrication equipment and expects to receive information from such other vendors by August 31, 1999, with respect to their assessment of the impact on the fabrication equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by August 31, 1999 and that any required remediation will be completed by December 31, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's fabrication equipment.

The Company has recently begun an assessment of the potential for Year 2000 Issues arising from embedded microprocessors in its other equipment, facilities and corporate and other offices, including telecommunications systems, utilities and security systems, and expects to complete the assessment by September 30, 1999.

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

                        Costs to Address Year 2000 Issue

The Company's preliminary estimates for the expected total aggregate costs for assessment, remediation, testing and implementation of its internal information technology systems will range from approximately $1.0 million to $1.5 million, of which $450,000 has been incurred. These costs include only those that are necessary to replace non-compliant systems on an accelerated basis due to Year 2000 Issues. Many other costs incurred or to be incurred were part of a planned system conversion, which was not accelerated. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's suppliers, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and potential or unanticipated acquisitions might materially affect the estimated costs.

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

                                Contingency Plans

The Company has begun establishing contingency plans to address the Company's worst case scenarios and other unavoided or unavoidable Year 2000 Issues with internal information and non-information systems technology and with customers, vendors and other third parties, and it expects to complete such plans by October 31, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities, which would require disclosure of market risk.

Primary Market Risk Exposure

The Company is potentially exposed to market risk associated with changes in interest rates primarily as a result of its $100.0 million 10-1/2 percent fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The Annual Meeting of Stockholders was held on June 21, 1999

      (b) The following individuals were elected to the Board of Directors:
David A Schuff, Scott A. Schuff, Kenneth F. Zylstra, Edward M. Carson, Dennis DeConcini and H. Wilson Sundt. Their terms will expire at the Company's 2000 Annual Meeting of Stockholders

      (c) The matters submitted for vote at the Annual Meeting were as follows:

      (c)(1) Election of six directors to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

            Nominee                   Number of Shares
            -------                   ------------------------------
            David A. Schuff           For:                 6,888,925
                                      Withheld:                5,550
                                      Broker Non-votes:      132,698

            Scott A. Schuff           For:                 6,888,925
                                      Withheld:                5,550
                                      Broker Non-votes:      132,698

            Kenneth F. Zylstra        For:                 6,888,925
                                      Withheld:                5,550
                                      Broker Non-votes:      132,698

            Edward M. Carson          For:                 6,888,925
                                      Withheld:                5,550
                                      Broker Non-votes:      132,698

            Dennis Deconcini          For:                 6,886,925
                                      Withheld:                7,550
                                      Broker Non-votes:      132,698

            H. Wilson Sundt           For:                 6,888,925
                                      Withheld:                5,550
                                      Broker Non-votes:      132,698

      (c)(2) Approval of the Schuff Steel Company 1999 Employee Stock Purchase Plan. The shares were voted as follows:

            For:                 6,832,175
            Against:                59,115
            Withheld:                3,185
            Broker Non-votes:      132,698

      (c)(3) The proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal 1999 received the following votes:

            For:              6,891,945
            Against:              1,930
            Withheld:               600
            Broker Non-votes:   132,698


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

                                     SCHUFF STEEL COMPANY

Date: August 16, 1999                By:     /s/ Kenneth F. Zylstra
                                             --------------------------
                                                 Kenneth F. Zylstra
                                     Vice President and Chief Financial Officer
                                            (Principal Financial Officer
                                             and Duly Authorized Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.       Description
-------     -----------
  27        Financial Data Schedule