Form 10-Q
period 1999-09-30
SCHUFF STEEL CO
filed 1999-11-15
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of October 22, 1999, there were 7,065,376 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
Part I:       Financial Information

     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets  -
              September 30, 1999 and December 31, 1998                                       1

              Condensed Consolidated Statements of Income  -
              Three Months Ended September 30, 1999 and 1998 and
              Nine Months Ended September 30, 1999 and 1998                                  2

              Condensed Consolidated Statements of Cash Flows  -
              Nine Months Ended September 30, 1999 and 1998                                  3

              Notes to Condensed Consolidated Financial Statements - September 30, 1999      4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            5

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    18

Part II:      Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                              19

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30      DECEMBER 31
                                                                                         1999             1998
                                                                                     ------------      -----------
                                                                                     (Unaudited)        (Note 1)
                                                                                            (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 12,765         $ 15,431
   Restricted funds on deposit                                                            2,671            2,574
   Receivables                                                                           52,754           47,310
   Costs and recognized earnings in excess of billings on uncompleted                    13,969           11,861
     contracts
   Inventories                                                                            8,205            6,825
   Prepaid expenses and other current assets                                              1,457            1,936
                                                                                       --------         --------
Total current assets                                                                     91,821           85,937

Goodwill, net                                                                            51,578           53,303
Property, plant, and equipment, net                                                      23,662           20,850
Other assets                                                                              7,489            5,498
                                                                                       --------         --------
                                                                                       $174,550         $165,588
                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $ 10,885         $ 11,368
   Accrued payroll and employee benefits                                                  3,967            3,952
   Other accrued liabilities                                                              7,771            4,372
   Billings in excess of costs and recognized earnings on uncompleted                     9,088            7,025
     contracts
   Current portion of long-term debt                                                      5,076            3,838
                                                                                       --------         --------
Total current liabilities                                                                36,787           30,555

Long-term debt, less current portion                                                    101,890          103,870
Other liabilities                                                                         2,298            2,028

Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued                -                -
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,065,376 and 7,023,420 shares issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                                          7                7
   Additional paid-in capital                                                            14,372           14,154
   Retained earnings                                                                     19,196           14,974
                                                                                       --------         --------
Total stockholders' equity                                                               33,575           29,135
                                                                                       ========         ========
                                                                                       $174,550         $165,588
                                                                                       ========         ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30                   SEPTEMBER 30
                                                     1999            1998            1999            1998
                                                  ---------       ---------       ---------       ---------
                                                            (in thousands, except per share data)
Revenues                                          $  65,715       $  55,960       $ 176,464       $ 119,119
Cost of revenues                                     52,182          46,948         141,739         101,828
                                                  ---------       ---------       ---------       ---------
    Gross profit                                     13,533           9,012          34,725          17,291

General and administrative expenses                   6,264           4,592          17,506           9,944
Goodwill amortization                                   538             330           1,614             425
                                                  ---------       ---------       ---------       ---------
    Operating income                                  6,731           4,090          15,605           6,922
Interest expense                                     (2,953)         (2,738)         (8,762)         (3,842)
Other income                                            300             696             924           1,241
                                                  ---------       ---------       ---------       ---------
    Income before income tax provision                4,078           2,048           7,767           4,321
Income tax provision                                 (1,596)           (964)         (3,545)         (1,906)
                                                  ---------       ---------       ---------       ---------
    Net income                                    $   2,482       $   1,084       $   4,222       $   2,415
                                                  =========       =========       =========       =========

Net income  per share:
   Basic                                          $    0.35       $    0.15       $    0.60       $    0.34
                                                  =========       =========       =========       =========
   Diluted                                        $    0.35       $    0.15       $    0.60       $    0.34
                                                  =========       =========       =========       =========

Weighted average shares used in computation:
   Basic                                              7,062           7,022           7,039           7,011
                                                  =========       =========       =========       =========
   Diluted                                            7,073           7,161           7,074           7,180
                                                  =========       =========       =========       =========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                            1999                  1998
                                                                          --------              --------
OPERATING ACTIVITIES
Net income                                                                $  4,222              $  2,415
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                           4,226                 2,239
     Loss (gain) on disposal of property and equipment                           8                  (151)
     Deferred taxes                                                           (174)                 (390)
     Unearned compensation                                                      28                     9
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                             (97)                 (449)
       Receivables                                                          (5,444)               (7,421)
       Costs and recognized earnings in excess of billings in
         uncompleted contracts                                              (2,108)                  631
       Inventories                                                          (1,381)               (1,237)
       Prepaid expenses and other assets                                       896                   240
       Accounts payable                                                       (482)               (1,038)
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                               2,062                 3,192
       Accrued payroll and employee benefits                                    15                   860
       Other accrued liabilities                                             3,520                 1,495
                                                                          --------              --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         5,291                   395

INVESTING ACTIVITIES
Acquisitions of property and equipment                                      (5,040)               (1,642)
Proceeds from disposals of property and equipment                                5                 3,767
Increase in other assets                                                    (2,370)                  (10)
Purchase of businesses, net of cash acquired                                  --                 (62,362)
                                                                          --------              --------
           NET CASH USED IN INVESTING ACTIVITIES                            (7,405)              (60,247)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings             32,155                41,912
Proceeds from issuance of senior notes, net of issuance costs                 --                  95,694
Principal payments on revolving line of credit and long-term debt          (32,897)              (44,531)
Proceeds from the exercise of stock options                                    190                   112
                                                                          --------              --------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (552)               93,187

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,666)               33,335
Cash and cash equivalents at beginning of period                            15,431                   197
                                                                          --------              --------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 12,765              $ 33,532
                                                                          ========              ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 Condensed Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.

2. RECEIVABLES

Receivables consist of the following at:

                                                   SEPTEMBER 30        DECEMBER 31
                                                       1999               1998
                                                   ------------        -----------
                                                            (in thousands)
Contract receivables:
   Contracts in progress                              $39,811            $36,717
   Unbilled retentions                                 12,511             10,011
                                                      -------            -------
                                                       52,322             46,728
Other receivables                                         432                582
                                                      -------            -------
                                                      $52,754            $47,310
                                                      =======            =======

3. INVENTORIES

Inventories consist of the following at:

                                                  SEPTEMBER 30          DECEMBER 31
                                                      1999                 1998
                                                  ------------          -----------
                                                            (in thousands)
Raw materials                                        $8,081               $6,307
Finished goods                                          124                  518
                                                     ------               ------
                                                     $8,205               $6,825
                                                     ======               ======

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30            SEPTEMBER 30
                                                               1999        1998        1999        1998
                                                              ------      ------      ------      ------
                                                                     (in thousands, except per share date)
Numerator:
   Net income                                                 $2,482      $1,084      $4,222      $2,415
                                                              ======      ======      ======      ======

Denominator:
   Weighted average shares                                     7,062       7,022       7,039       7,011

                                                              ------      ------      ------      ------
Denominator for basic net income per share                     7,062       7,022       7,039       7,011

Effect of dilutive securities:
   Employee and director stock options                            11         139          35         169
                                                              ------      ------      ------      ------
   Denominator for diluted net income per share -
     adjusted weighted average shares and assumed
     conversions                                               7,073       7,161       7,074       7,180
                                                              ======      ======      ======      ======

Net income per share:
   Basic                                                      $ 0.35      $ 0.15      $ 0.60      $ 0.34
                                                              ======      ======      ======      ======
   Diluted                                                    $ 0.35      $ 0.15      $ 0.60      $ 0.34
                                                              ======      ======      ======      ======


5. CONTINGENT MATTERS

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1998 or September 30, 1999 for which the eventual outcome would have a material adverse impact on the Company.

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

Results of Operations

Revenues

Revenues increased by 17.4 percent to $65.7 million for the three months ended September 30, 1999 from $56.0 million for the three months ended September 30, 1998. Revenues increased by 48.1 percent to $176.5 million for the nine months ended September 30, 1999 from $119.1 million for the nine months ended September 30, 1998. The increase in revenues was primarily a result of additional revenues being generated by Addison, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively, offset by a decrease in the Company's average revenues generated from larger projects. The average revenues for the Company's ten largest revenue generating projects in the three and nine month periods ended September 30, 1999 were $1.7 million and $4.2 million, respectively, versus $2.8 million and $5.7 million in the three and nine month periods ended September 30, 1998, respectively.


Gross Profit

Gross profit increased by 50.2 percent to $13.5 million for the three-month period ended September 30, 1999 from $9.0 million for the three-month period ended September 30, 1998. Gross profit increased by 100.8 percent to $34.7 million for the nine-month period ended September 30, 1999 from $17.3 million for the nine-month period ended September 30, 1998. As a percentage of revenues, gross profit increased to 20.6 percent and 19.7 percent for the three and nine-month periods ended September 30, 1999, respectively, from 16.1 percent and
14.5 percent for the three and nine-month periods ended September 30, 1998. The increases as a percentage of revenues were primarily attributable to increased diversification of project mix in 1999.

General and Administrative Expenses

General and administrative expenses increased by 36.4 percent to $6.3 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. General and administrative expenses increased by 76.0 percent to $17.5 million for the nine months ended September 30, 1999 from $9.9 million for the nine months ended September 30, 1998. The increases in 1999 were largely attributable to additional general and administrative costs resulting from the acquisitions of Addison, Six, and Bannister. General and administrative expenses as a percentage of revenues increased to 9.5 percent for the three months ended September 30, 1999 from 8.2 percent for the three months ended September 30, 1998. General and administrative expenses as a percentage of revenues increased to 9.9 percent for the nine months ended September 30, 1999 from 8.3 percent for the nine months ended September 30, 1998. The increases in general and administrative expense as a percentage of revenues were due primarily to increased general and administrative costs associated with the Company's acquisitions and the addition of general and administrative costs of the acquired companies, which had higher general and administrative costs as a percentage of revenues than the Company prior to the acquisitions.

Goodwill Amortization

Goodwill amortization increased to $538,000 for the three-month period ended September 30, 1999 from $330,000 for the three-month period ended September 30, 1998. Goodwill amortization increased to $1.6 million for the nine-month period ended September 30, 1999 from $425,000 for the nine-month period ended September 30, 1998. The increases in goodwill amortization were a result of the Addison, Six and Bannister acquisitions in 1998.

Interest Expense

Interest expense increased to $3.0 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998 and to $8.8 million for the nine months ended September 30, 1999 from $3.8 million for the nine months ended September 30, 1998. The increases in interest expense were primarily attributable to the addition of the $100.0 million of 10-1/2 percent senior notes in June 1998.


Other Income

Other income decreased to $300,000 for the three months ended September 30, 1999 from $696,000 for the three months ended September 30, 1998 and decreased to $924,000 for the nine months ended September 30, 1999 from $1.2 million for the nine months ended September 30, 1998. The decreases were primarily attributable to more proceeds from the Company's $100 million of 10-1/2 percent senior notes being available for investment in 1998 than in 1999, by which time most of the proceeds had been used to finance the Addison, Six and Bannister acquisitions.

Income Tax Provision

Income tax expense for the three and nine months ended September 30, 1999 represent an effective tax rate of approximately 39.1 percent and 45.6 percent, respectively. The income tax provision for the three and nine months ended September 30, 1998 represented approximately 47.1 percent and 44.1 percent, respectively. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. During the three month period ended September 30, 1999, the Company recorded a $265,000 income tax benefit related to a tax credit.

Backlog

Backlog decreased 10.1 percent to $169.5 million at September 30, 1999 from $188.5 million at June 30, 1999.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the related projects. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At September 30, 1999, the Company had $2.6 million in borrowings under its line of credit and $55.0 million of working capital.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $5.3 million and $395,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, operating cash flows were greater than net income due to lower working capital requirements. For the nine months ended September 30, 1998, operating cash flows were less than net income due to increased working capital levels. Investing activities required $7.4 million and $60.2 million for the nine months ended September 30, 1999 and 1998, respectively, substantially all of which were related to purchases of property and equipment and the non-cash portion of the acquisitions in 1998. Financing activities required $552,000 for the nine months ended September 30, 1999 which related largely to principal payments on debt and provided $93.2 million for the nine months ended September 30, 1998 relating primarily to the net proceeds from the $100.0 million private placement of debt in June 1998.

The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interests rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.00 percent to a maximum of prime plus 1.00 percent or LIBOR plus 3.00 percent. At September 30, 1999, there was approximately $20.3 million of credit available for borrowings under the credit facility, which has been reduced by approximately $2.1 million of outstanding letters of credit under which the Company is committed and $2.6 million in borrowings at September 30, 1999.

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

The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $4.3 million at September 30, 1999 with interest rates ranging from 5.73 percent to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $2.1 million.

The Company estimates that its capital expenditures for 1999 will be approximately $12.5 million of which approximately $7.7 million had been expended as of September 30, 1999. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.


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

Fixed Price Contracts

Of the Company's $169.5 million backlog at September 30, 1999, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

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

Year 2000

The Company is preparing for the impact of the Year 2000 on its business, as well as on the businesses of its customers, suppliers and business partners. The "Year 2000 Issue" refers to the risk that systems, products, and equipment having date-sensitive components will not recognize dates after December 31, 1999. These risks are derived predominantly from the fact that many software programs have historically categorized the "year" in a two-digit format. The Year 2000 Issue creates potential risks for the Company in its information technology and non-information technology systems used in its business operations. The Company may also be exposed to risks from third parties with which the Company interacts who fail to adequately address their own Year 2000 Issues.

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

The Company's assessment of the Year 2000 Issue has been completed and a timetable for remediation of its remaining internal technology systems has been established. The Company has already completed the remediation of approximately 95 percent of its information technology systems, including modifying and upgrading existing software and developing and purchasing new software. The Company continues to renovate portions of such systems for which remediation is incomplete and expects to complete this final phase by December 10,1999.

Some of the Company's fabrication equipment has computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has assessed the impact on its fabrication equipment by contacting the vendors of such equipment. A majority of vendors have informed the Company that (i) certain fabrication equipment is Year 2000 compliant, (ii) they have developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of their non-compliant fabrication equipment, and (iii) remediation will be made during future regular maintenance visits. The Company has completed contacting the remaining fabrication suppliers/vendors and expects to complete any required remediation by December 10, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's fabrication equipment.

The Company has recently completed the assessment of the potential for Year 2000 Issues arising from embedded microprocessors in its other equipment, facilities and corporate and other offices, including telecommunications systems, utilities and security systems. The Company has determined that only minor remediation is required, and expects to complete the remediation by December 10, 1999.

                             External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company is completing its inventory of external relationships and is assessing each external relationship based upon the potential business impact, available alternatives, and cost of substitution. In the case of mission critical suppliers such as banks, financial intermediaries, telecommunications providers and other utilities, information technology vendors, financial market data providers, steel and related product suppliers, and equipment providers, the Company has completed its assessment of those parties' Year 2000 plans and states of readiness and concluded its existing external relationships will be Year 2000 compliant.

                        Costs to Address Year 2000 Issue

The Company's preliminary estimates for the expected total aggregate costs for assessment, remediation, testing and implementation of its internal information technology systems will range from approximately $1.0 million to $1.5 million, of which $810,000 has been incurred. These costs include only those components that are necessary to replace non-compliant systems on an accelerated basis due to Year 2000 Issues. Other costs incurred, or to be incurred, are part of a planned system conversion which was not accelerated. The major components of these costs are consultants, additional personnel, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through operating cash flows. This estimate may be adjusted upon receipt of more information from the Company's suppliers, customers and other third parties and upon implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area might materially affect the estimated costs.


                              Risks to the Company

The Company's Year 2000 Issue involves significant risks. The Company has, and will continue to, devote substantial resources to address its Year 2000 Issue. However, there can be no assurance that the Company will succeed in implementing its evolving Year 2000 plan on a timely basis. The following describes the Company's "most reasonably likely worst-case scenarios", given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems, including delays, may be incurred in purchasing and fabricating product, and billing the Company's customers for services performed. Furthermore, if its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving payments.

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

                                Contingency Plans

The Company has established contingency plans to address the Company's worst case scenarios and other unavoided or unavoidable Year 2000 Issues with internal information and non-information systems technology and with customers, vendors and other third parties.

                      Year 2000 Forward-Looking Statements

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors which might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, potential or unanticipated acquisitions, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made and the Company undertakes no obligation to update any "forward-looking statements" to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 1999, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. The Company holds no investment securities, which would require disclosure of market risk.

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

                            SCHUFF STEEL COMPANY

Date:  August 16, 1999      By: /s/ Kenneth F. Zylstra
                                ------------------------------------------------
                                         Kenneth F. Zylstra
                               Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)

                                 Exhibit Index


              Exhibit
              Number            Description
              ------            -----------

               27               Financial Data Schedule