Form 10-K
period 1999-12-31
SCHUFF STEEL CO
filed 2000-03-30
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to  .

Commission File Number 000-22715

SCHUFF STEEL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	86-0318760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1841 West Buchanan Street Phoenix, Arizona	85009
(Address of principal executive offices)	(Zip Code)
(602) 252-7787
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 Par Value Per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      At March 23, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was $6,600,490 based on the closing market price of the Common Stock on such date, as reported by the American Stock Exchange.

      The number of shares of the Registrant’s Common Stock outstanding at March 23, 2000 was 7,114,557.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 22, 2000, are incorporated by reference into Part III hereof to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

PART I

Item 1 — Business

General

      Schuff Steel Company (the “Company”) is a fully integrated fabricator and erector of structural steel and heavy steel plate. The Company fabricates and erects structural steel for commercial and industrial construction projects such as high and low rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. The Company also manufactures short and long span joists, trusses and girders as well as specializes in the fabrication and erection of heavy steel plate, including large diameter water pipe, water storage tanks, pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized projects. The Company seeks to differentiate its operations by offering complete, turnkey steel construction services featuring engineering, detailing, shop fabrication and field erection. By offering an integrated package of steel construction services from a single source, the Company is able to respond more efficiently to the design and construction challenges associated with large, complex, “fast track” construction projects.

      The Company currently operates primarily in the southwestern and southeastern United States with a concentration in Arizona, Nevada, Texas, Florida, Georgia and southern California, with international operations in South America and Mexico. The Company has experienced significant growth in revenues over the past five years. Revenues have grown from $62.1 million in 1995 to $236.8 million in 1999.

      The Company provides its integrated steel services primarily to general contractors and engineering firms, including, among others, Fluor Daniel, Inc., Bechtel Group Inc. and Perini Corporation, that focus on a wide variety of projects, including hotels and casinos, office complexes, hospitals, mining facilities, manufacturing plants, shopping malls and centers, sports stadiums, large diameter water pipes, power plants, dams, bridges, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses. Representative projects include: New Mile High Stadium, future home of the National Football League’s Denver Broncos; the Riverside Badlands Tunnel project, consisting of 7  1/2 miles of 12 foot diameter pipe for the Metropolitan Water District of Southern California; the Large Binocular Telescope on Mount Graham in Arizona; the Assembly Building for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah; Bank One Ballpark, a state-of-the-art baseball stadium featuring a fully retractable steel roof constructed for Major League Baseball’s Arizona Diamondbacks franchise; Atlas Missile Launch Complex at Vandenberg Air Force Base in California; MGM Grand Hotel & Casino in Las Vegas, one of the world’s largest hotels and casinos; Paris Hotel and Casino, a hotel and casino with a scale replica of the Eiffel Tower; several projects for Disney’s new California Adventure in Anaheim, California and Walt Disney World and Universal Studios in Orlando, Florida; and Bajo de la Alumbrera in Argentina, one of the largest copper and gold mines in the world. The Company maintains relationships with a number of national and multi-national general contracting and engineering firms and is a preferred subcontractor to companies such as PETsMART, Inc. and Albertson’s, Inc.

      The Company was incorporated in Arizona in 1976 and was reincorporated in Delaware in 1997. The Company’s principal executive offices are located at 1841 West Buchanan Street, Phoenix, Arizona 85009, and its telephone number is (602) 252-7787.

      On June 4, 1998, the Company acquired all of the capital stock of Addison Structural Services, Inc. (“ASSI”), a privately-held holding company headquartered in Albany, Georgia. The aggregate purchase price was $59.5 million, of which approximately $56.3 million was paid in cash at closing and $3.2 million was paid in the form of a promissory note. ASSI, through its wholly owned operating subsidiaries Addison Steel, Inc. (“Addison”) and Quincy Joist Company (“Quincy”), provides structural steel fabrication and detailing services and manufactures short and long span joists, trusses and girders for commercial and light industrial projects. Addison and Quincy operate primarily in the southeastern United States with a concentration in Florida and Georgia. Addison maintains two steel fabrication plants in Lockhart, Florida and Albany, Georgia, while Quincy operates a steel joist manufacturing plant in Quincy, Florida. In March 2000, Quincy also began production in a new joist manufacturing plant located in Buckeye, Arizona.

      On August 31, 1998, the Company acquired all of the capital stock of Six Industries, Inc. (“Six”), a privately-held company headquartered in Houston, Texas. Six and its subsidiary, Aitken, Inc., offer a wide array of steel fabrication services and products to the oil, gas, and petro chemical industries, which include structural steel for large industrial contractors in Houston and other locations situated near the Gulf of Mexico; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The aggregate purchase price was $18.2 million, of which $16.7 million was paid in cash at closing and $1.5 million was paid in the form of a promissory note.

      On October 15, 1998, the Company acquired all of the capital stock of Bannister Steel, Inc. (“Bannister”), a privately-held company headquartered in National City, California. Bannister provides structural steel fabrication services for industrial and commercial projects in the southern California construction market. The aggregate purchase price was $16.8 million, of which $15.8 million was paid in cash at closing and $1.0 million was paid in the form of a promissory note.

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

      The Company believes that there is an increasing trend in the construction industry toward complex, fast track, “design-as-you-go” projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue producing projects, such as casinos, mines and computer chip plants. These projects require that all phases of construction be accomplished in accordance with compressed time schedules. Further, because many construction activities are dependent on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. The Company believes that it has gained a reputation in the industry as a reliable, fully integrated provider of engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost efficient basis.

      The Company also believes that the steel fabrication and erection industry is highly fragmented and that many of its competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, the Company believes the industry may experience consolidation.

Business Strategy

      The Company’s objective is to achieve and maintain a leading position in the geographic and project markets in which it competes by providing timely, high quality services to its customers, continuing to grow internally and making selected strategic and consolidating acquisitions. The Company is pursuing this objective with a strategy comprised of the following components:

      Pursue Design-As-You-Go Projects. The Company pursues fast track, design-as-you-go projects as a significant portion of its overall business. The Company’s unique ability to offer a full range of steel services and project management capabilities makes it a preferred subcontractor for fast track projects in the markets it serves. This capability often enables the Company to compete against a few, select firms in a less traditional, more negotiated selection process on these projects, thereby allowing the Company to realize attractive margins while providing overall cost savings and project flexibility and efficiencies to its customers.

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

      Manage Capacity Through Outsourcing. The Company increases its project capacity by outsourcing certain amounts of its detailing, fabrication and erection work to reputable subcontractors. Outsourcing has enabled the Company to effectively increase the capacity of its fabrication facilities while usually maintaining margins comparable to in-house services. The Company believes outsourcing will play a key role in its strategy to continue to expand its presence in selected international markets, where it typically provides design engineering and project management services and utilizes local subcontractors for fabrication and erection. The ability to expand or contract capacity through the use of outsourcing provides the Company flexibility to meet changing market demands in a cost-effective manner.

      Make Strategic and Consolidating Acquisitions. The Company intends to continue to evaluate selected acquisitions that offer the Company (i) strategically located facilities, (ii) expansion into new geographic markets, (iii) access to new domestic and international customers and (iv) penetration of new product market segments. Such acquisitions may also provide the additional benefits of increasing purchasing efficiencies with respect to steel and other raw materials, bonding and insurance, more efficiently allocating and utilizing its resources and integrating the “best practices” of the Company and acquired companies throughout the combined organization.

      Maintain Entrepreneurial Environment. The Company believes its management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed significantly to profitability and the ability to develop new business in competitive or difficult economic environments. The Company’s operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

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

      Diversify Customer and Product Base. Although the Company seeks to garner a leading share of the geographic and product markets in which it competes, it also seeks to diversify its construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to the Company’s various principal geographic and project markets for 1999 and 1998:

	Commercial		Industrial		Other

	1999	1998	1999	1998	1999	1998

Arizona	11.3%	17.6%	5.9%	0.6%	1.0%	1.1%

California	14.8%	8.9%	6.6%	2.3%	1.0%	0.0%

Florida/ Georgia	25.1%	25.1%	0.2%	0.0%	1.0%	0.0%

Nevada	6.7%	23.5%	0.2%	0.2%	0.0%	0.1%

	Commercial		Industrial		Other

	1999	1998	1999	1998	1999	1998

New Mexico	0.2%	0.0%	0.0%	1.3%	0.1%	0.0%

Texas	4.8%	0.0%	10.5%	2.9%	0.0%	0.0%

Utah	4.3%	11.6%	0.0%	0.0%	0.0%	0.0%

Other states	4.4%	0.0%	0.1%	0.0%	1.4%	0.0%

International	0.3%	0.0%	0.1%	4.8%	0.0%	0.0%

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

      Acquire Synergistic Businesses. In addition to Addison, Quincy, Six and Bannister, the Company intends to pursue selective acquisitions of steel detailing, fabrication and erection companies that offer the Company increased plant facilities, opportunities to increase market share in selected geographic markets, penetration of new product market segments and access to domestic and international markets targeted by the Company for geographic expansion. Such acquisitions may also provide the continued and additional benefits of increased purchasing efficiencies with respect to steel and other raw materials, payment and performance bonding and insurance premiums, and more efficient allocation and utilization of labor resources among projects within its geographic markets. The Company believes that many of its competitors operate primarily on a local or limited geographic basis and, while having established relationships in those markets, lack the resources to compete for large or more complex projects. In addition, the industry is highly fragmented with many of the Company’s competitors being closely or family held entities.

      Promote Internal Growth. The Company intends to pursue continued internal growth by adding sales and marketing personnel to dedicated, fast growing markets in which the Company is actively pursuing new projects, by further developing its engineering and design capabilities and fabrication capacity, and by continually updating its fabrication and detailing equipment and technologies. The Company believes that these efforts will enhance its market share, revenues, and operating income in its existing and targeted principal markets and improve its operating capacity. In 1997, the Company secured additional office and administrative facilities, which permitted the expansion of its existing detailing, estimating and other project operations. The Company also invested $2.3 million in 1998 and $5.8 million in 1999, and intends to invest approximately $5.0 million in 2000, in new fabrication equipment and technologies. In March 2000, the Company completed construction of a second joist manufacturing plant located in Buckeye, Arizona to be operated by its Quincy unit. The Company is also considering the expansion of certain of its other facilities and production capacities, which would increase 2000 estimated capital expenditures.

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

The Company also will seek to capture significant market share in selected product markets such as sports stadiums, airports, mining and smaller commercial construction projects. The Company plans to participate in these markets through acquisition of existing participants, expansion of strategic customer relationships into new markets, and through increased sales and marketing efforts generally.

      Expand Internationally and Develop Strategic Alliances. The Company has established its presence in selected international markets, including Chile, Argentina and Mexico, and has pursued opportunities in Southeast Asia. Each of these international markets is expected to have a growing demand for services offered by the Company. In Argentina, the Company has completed fabrication and erection coordination services for mill facilities at one of the largest copper mines in the world. The Company also completed a large mining project in Chile. In addition, the Company will seek to expand internationally by partnering with existing multi-national customers such as Fluor Daniel, Inc. and Bechtel Group, Inc., as well as other international structural and design engineering firms, and by entering into strategic alliances with leading foreign fabricators and erectors in the Company’s targeted international markets. The Company believes that its international alliances also could help to reduce its risk of entry into foreign markets by partnering with entities having an established presence and experience in such markets.

Primary Markets and Products

      The Company’s current principal geographic markets include the southwestern United States, primarily Arizona, Nevada, Texas and southern California, and the southeastern United States, primarily Florida and Georgia. The Company has also provided its services in other regions of the western United States, such as Utah, New Mexico and Colorado, as well as in selected international markets.

      Southwestern and Western U.S. Markets. The Company is the leading steel fabrication and erection firm in Arizona and has been a prominent participant in many of Arizona’s largest and most visible public and private projects. The Company has completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. In Nevada, the Company is the leading steel fabricator and erector in the hotel, entertainment and gaming construction industry, which has experienced rapid expansion over the past several years and is expected to expand further in the foreseeable future. The Company also has maintained a strong presence in the California market and intends to achieve a greater share of this geographic market because of its acquisition of Bannister and as it experiences an increase in new construction activity. The Company’s typical projects in California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

      Within the southwestern and western United States geographic markets, the Company has also developed a market share in distinct product segments, particularly in the construction of large diameter water pipes used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers. The Company has developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe, and customized transportation equipment necessary to deliver the system to its ultimate destination. With the Six acquisition in Texas, the Company has developed a market share in the oil, gas, and petro-chemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The Company has also expanded its market share into Utah with the fabrication and erection of the new assembly building for the Church of Jesus Christ of Latter Day Saints and into Colorado with the Company being awarded the contract for fabrication and erection services for the New Mile High Stadium.

      Southeastern U.S. Markets. The Company is a leading steel fabrication, erection and joist manufacturing firm in Central Florida and Georgia. Many of the Company’s projects in these areas are in the commercial and industrial markets and typically range in size from $50,000 to $1.0 million for structural steel fabrication projects and from $5,000 to $500,000 for steel joist manufacturing products. The Company has completed several steel fabrication and erection and joist manufacturing projects, both in the southeastern United States and nationwide, for a variety of national and regional retail, grocery, restaurant and similar customers.

      International Markets. In South America, the Company’s projects have been focused on large copper, gold and aluminum mining and related projects, primarily in Argentina and Chile. In addition, the Company has completed construction of several airport concourse and terminal facilities in the Caribbean as well as manufacturing facilities in Mexico.

Representative Projects

      Among the Company’s noteworthy or recently completed or awarded projects and key national and regional customers are the following:

•	New Mile High Stadium. The Company began erection of this $360 million facility in February, 2000, and expects to complete its portion of the project in early 2001. This future home of the Denver Broncos NFL team will seat over 78,000 for football games, and is expected to require approximately 10,000 tons of structural steel, more than 100,000 shop fabrication hours and more than 60,000 field erection hours.

•	Large Binocular Telescope (LBT) Project. This project is part of the Mount Graham International Observatory and is being built in Arizona at an elevation of 10,000 feet above sea level. The Company’s responsibilities on this project included construction of the base of the observatory structure, fabrication and erection of the rotating structure, and installation of four 84,000 pound steel wheel assemblies upon which the telescope housing will rotate. When completed, the telescope will see further into space and make sharper images than any other optical telescope.

•	LDS Assembly Building. Recently completed for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah, this structure features a “King Pin Truss” weighing approximately 340 tons and 10 radial trusses weighing approximately 277 tons each, all of which support the main roof of the building. The entire project required approximately 11,300 tons of structural steel.

•	Bank One Ballpark. In 1995, the Company was awarded a contract to provide steel fabrication and erection services for the Bank One Ballpark in Phoenix, a state of the art baseball stadium for Major League Baseball’s Arizona Diamondbacks franchise that features a fully retractable roof consisting of steel components detailed, fabricated and erected by the Company. The stadium contract represented a total of approximately $61 million in revenues to the Company. The stadium required over 20,000 tons of structural steel and employed approximately 160 iron workers at the peak of construction.

•	Atlas Missile Launch Complex. The Company provided the steel fabrication and erection services for the Atlas Missile Launch Complex at Vandenberg Air Force Base in California.

•	Bajo de la Alumbrera. The Company provided the design consultation, fabrication and delivery of approximately 7,200 tons of structural steel for the Bajo de la Alumbrera mining project in Argentina, which is one of the largest copper mines in the world.

•	MGM Grand Hotel and Casino and Convention Center Renovation. This structure is presently one of the world’s largest hotels and casinos with approximately 5,000 hotel rooms and one million square feet of retail and casino space. The Company’s participation included the fabrication and erection of the main hotel and casino as well as the completion of a facade renovation and the provision of fabrication and erection services for the new MGM Convention Center, which consists of over 250,000 square feet of convention area.

•	New York, New York Hotel and Casino. The Company was the fabricator and erector for the New York, New York Hotel and Casino, which required approximately 6,500 tons of structural steel. The hotel was constructed to resemble the New York City skyline, including replicas of the Statue of Liberty, the Brooklyn Bridge and other New York City landmarks.

•	Paris Hotel & Casino. The Company was awarded three contracts for the fabrication and erection of the structural steel for the new Paris Hotel and Casino in Las Vegas. The project included a 1.2 million square foot low-rise area and a 34-story tower, which includes hotel, casino, showroom, convention center and retail shopping areas as well as a 540 foot tall scale replica of the Eiffel Tower which was built over and penetrated into the casino based on the original engineering drawings for the Eiffel Tower.

•	Riverside Badlands Tunnel. The Company is in the process of performing a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

•	Salt River Siphon Replacement Project. The Company served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

•	Walt Disney World Projects. The Company has provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilions at Epcot Center, the Splash Mountain amusement park ride and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

•	Orange County, Florida Convention Center. The Company provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for Phases II and III of this one million square foot modern convention center, a complex multi-level facility recently constructed in the Orlando, Florida area.

•	Tropicana Storage Facility. The Company provided the fabrication and erection of the structural steel housing facility for several one-million gallon steel fruit juice storage tanks for Tropicana Products, Inc.’s juice storage center in Fort Pierce, Florida.

•	Universal Studios. The Company was a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

•	National and Regional Customers. The Company is a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson’s, Inc.

Business Operations

      The primary services provided by the Company are engineering and preparation of detail drawings, shop fabrication, and field erection. Following is a description of the Company’s principal services.

      Engineering and Detailing. The Company maintains significant in-house structural engineering and detailing capabilities which enable it to implement and coordinate with its shop and field personnel changes to building and structural designs sought by project owners or general contractors, and to help influence critical determinations as to the most cost effective systems, designs, connections, and erection procedures for a particular project. The Company’s detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and erection sequences, of each piece of steel utilized in a project, and continually update these drawings to accommodate design and other changes. The Company has automated detailing systems that interact electronically with the Company’s numerically controlled fabrication equipment and produce updated detail drawings electronically, which can be delivered to the Company’s domestic and foreign field locations. The Company’s detailing division initially prepares advance materials bills by size and length of each steel piece within pre-defined areas or sequences of erection for each project. Detailers coordinate directly with customers and the Company’s fabrication and erection teams to determine and plan the order of fabrication and erection of a project and associated personnel and equipment requirements.

      Shop Fabrication. The Company’s fabrication services consist of the procurement from steel producers of raw steel shapes in different sizes and lengths. These shapes vary in cross-section from I-beams to angle, channel, tube, pipe, and plate. Upon delivery of these steel shapes, and prior to fabrication, the Company prepares load lists that identify the sequence and date that each individual piece of steel is required on a project, a procedure that reduces the handling of and the need to store materials in the field. Upon completion of detail shop drawings, the Company’s fabrication shop cuts the raw steel pieces to length, drills and punches holes through the use of numerically controlled beam lines, and completes coping and beveling with its numerically controlled machinery and automated burning equipment. The Company then fabricates fittings and completes welding and inspection of each finished structural piece. The Company utilizes advanced technologies to inspect weld seams, which significantly reduces costs, fabrication hours, and the likelihood of structural defects. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site, often pursuant to just-in-time delivery schedules. The Company also manufactures steel joists and girders in lengths ranging from five to 300 feet with a highly efficient and computerized process. The steel joist system is one of the most economical roof systems for most buildings including office buildings, schools, churches, shopping centers and warehouses.

      Field Erection. The erection process typically consists of pre-assembly of steel component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components to form the steel backbone of the project. The Company’s field erection crews erect fabricated steel components in accordance with erection drawings prepared and updated by the Company’s detailers. The erection process for each project is managed by experienced field supervisors and the Company employs local union erection personnel as well as reputable subcontract erection companies on an as needed basis in areas near the project sites.

Project Management

      All contract awards to the Company are assigned a project number which is used to track each steel component and man-hour associated with the project through the entire construction process. All project drawings, specifications, and completion schedules on a project are reviewed by the Company’s senior management and all projects are assigned to one or more Project Managers who assume primary responsibility for all aspects of the project. Often a Project Manager assigned to a given project will have significant experience in similar projects. A Project Manager generally will be responsible for one to five projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences of steel groups that follow the anticipated erection or fabrication path. Each sequence follows a timeline and the status is continually monitored. Project Managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays. The Company provides production bonuses to its Project Managers based on, among other factors, the achievement of lower costs on a project than the estimated costs used to formulate the initial bid or prices of subsequent change orders, and the ability to minimize costs or cost overruns on particularly complex projects or on projects that exceed initial cost estimates.

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

Safety and Quality Assurance

      The Company has adopted and maintains important safety policies that are administered and enforced by the Company’s top management. The Company considers workplace accident prevention to be of primary importance in all phases of its operations and provides continual training on safety procedures and techniques to all of its shop and field personnel.

      The Company uses advanced welding and fabrication technologies and all of the Company’s products are fabricated in accordance with applicable industry and specific customer standards and specifications. The Company has achieved and maintains a level three certification by the American Institute of Steel Construction (AISC) with respect to its fabrication operations, the highest level of certification available from AISC. In addition, the Company’s welding employees are certified in accordance with the American Society of Mechanical Engineers (ASME) Section IX, Non-Destructive Examination Inspector Certification to Society Non-Destructive Testing TC-IA Standards. The Company has developed project-specific and Company-wide quality assurance and quality control programs, and utilizes sophisticated x-ray and ultra-sonic systems to inspect weld seams. Substantially all joist manufacturing projects require companies to be members of the Steel Joist Institute (SJI). The Company is one of only 17 companies nationwide that belong to the SJI.

Sales and Estimating

      The Company’s domestic sales and marketing efforts are led by sales managers. Each sales manager is responsible primarily for the Company’s sales and marketing efforts in defined geographic areas, including the emerging South American and Mexican markets. In addition, the Company employs full-time project estimators and chief estimators. The Company’s sales representatives maintain relationships with and make personal and other sales calls on general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. The Company maintains future projects reports in order to track the weekly progress of new opportunities. The Company’s sales efforts are further supported by most of its executive officers and by its engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

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

      Upon selection of projects to bid or price, the Company’s estimating division reviews and prepares projected costs of shop, field, detail drawing preparation and crane hours, steel and other raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials to be provided by the Company, payment terms and project completion timelines. Upon acceptance, the Company’s bid proposal is finalized in a definitive contract.

Contracting Methods and Performance Bonding

      The Company’s projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of three types of contract pricing approaches: fixed price, cost-plus pricing or unit cost pricing. Under the fixed price approach, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company retains all cost savings but is also responsible for cost overruns. Historically, the majority of the Company’s contracts have been fixed price arrangements. Under the cost-plus arrangement, the Company receives a specified fee in excess of its direct labor and material cost, up to a maximum amount, and thus seeks to gain protection against cost overruns and sometimes benefits directly from cost savings. Under unit cost pricing, the Company receives a specified fee based on pounds or tons of fabricated steel shipped. Such fee includes all material, labor, overhead and profit mark-ups to prepare the steel to the customer’s requirements. Steel fabricated and shipped in excess of quantities quoted is billed to the customer at the original unit cost price per pound or ton.

      While customers may consider a number of factors, including availability, capability, reputation, and safety record, price and the ability to meet customer imposed project schedules are the principal factors on which the Company obtains contracts. Generally, the Company’s contracts and projects vary in length from one to twelve months depending on the size and complexity of the project, project owner demands, and other factors.

      The Company’s contract arrangements with customers sometimes require the Company to provide payment and performance bonds and, in selected cases typically associated with international projects, letters of credit, to partially secure the Company’s obligations under its contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. The Company’s payment and performance bonds are obtained through surety companies and typically cover the entire contract price on a project. The Company believes that its bonding capacity provides a competitive advantage in some cases due to the Company’s ability to obtain large bonds and to negotiate more favorable pricing of bonds.

Backlog

      The Company considers backlog an important indicator of its operating condition because its engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. The Company defines its backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. As of December 31, 1999, the Company’s backlog was $165.4 million, of which approximately $16.1 million was attributable to one project for a single customer in California, and approximately $24.1 million was attributable to one project in Colorado. Backlog at December 31, 1998 was $132.9 million. The Company expects most of its backlog as of December 31, 1999 to be recognized as revenues in 2000.

Competition

      The principal geographic and product markets served by the Company are highly competitive. The Company competes with other contractors on a local, regional, or national basis, and in certain cases, on an international basis. The Company has different competitors for each of its services and product segments and within each geographic market served by the Company. The Company believes that it can compete effectively for new projects both nationally and internationally and that it is among the largest competitors in its industry. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of the Company’s competitors have financial and operating resources greater than those of the Company.

Governmental Regulation

      The Company’s operations are governed by and subject to government regulations in the United States and in foreign countries in which the Company operates, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder in the United States. With respect to its international operations, the Company is subject to a number of laws and regulations, including those relating to taxation of its earnings and earnings of its personnel and its use of local personnel and suppliers. The Company’s operations are subject to the risk of changes in federal, state, and local laws and policies which may impose restrictions on the Company, including trade restrictions, expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts or embargoes directed at specific countries, import restrictions or other trade barriers, and mandatory sourcing rules, any of which could, if adopted or implemented, materially and adversely affect the Company. The Company believes that it is in material compliance with the laws and regulations under which it and its operations are currently governed and does not believe that future compliance with such laws and regulations will have a material and adverse effect on it. The Company cannot determine, however, to what extent future operations and earnings of the Company may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

      The Company is subject to licensure and holds licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. The Company believes that it is in material compliance with all contractor licensing requirements in the various states in which it operates. The loss or revocation of any license or the limitation on any of the Company’s primary services thereunder in any state in which the Company conducts substantial operations could prevent the Company from conducting further operations in such jurisdiction and would have a material adverse effect on the Company.

Environmental Regulation

      The Company’s operations and properties are affected by numerous federal, state, and local environmental protection laws and regulations, such as those governing discharges into air and water, and the handling and disposal of solid and hazardous waste. The requirements of these laws and regulations have become increasingly stringent, complex, and costly to comply with. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. The Company is not aware of any non-compliance with environmental laws that could have a material adverse effect on the Company’s business or operations. There can be no assurance, however, that such laws, regulations, or their interpretation will not change in the future in a manner that could materially and adversely affect the Company.

      Certain environmental laws, such as CERCLA, provide for strict and joint and several liability for investigation and/or remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently owned or operated by the Company or its predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors come to be located. The Company’s facilities have been operated for many years, and substances that are or might be considered hazardous were used at such locations. The Company does not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, the Company can give no assurance that it, or entities for which it may be responsible, will not incur liability in connection with the investigation and remediation of facilities it currently owns or operates or other locations in a manner that could materially and adversely affect the Company.

Employees

      As of December 31, 1999, the Company employed approximately 1,400 people. The number of persons employed by the Company on an hourly basis fluctuates directly in relation to the amount of business performed by the Company. Certain of the fabrication and erection personnel employed by the Company are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. The Company is a party to several separate collective bargaining agreements with such unions in certain of the Company’s current operating regions, which expire (if not renewed) at various times in the future. Most of the Company’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. The Company considers its relationship with its employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to the Company’s own labor relations, the Company has not experienced a work stoppage or other labor disturbance.

      The Company utilizes third-party fabrication and erection subcontractors on many of its projects and also subcontracts detailing services from time to time when it lacks available in-house capacity for such services. The Company’s inability to engage fabrication, erection and detailing subcontractors on terms favorable to the Company could limit the Company’s ability to complete projects in a timely manner or compete for new projects and could have a material adverse effect on the Company.

Suppliers

      The Company currently purchases a majority of its steel and steel components from several domestic and foreign steel producers and suppliers. However, steel is readily available from numerous foreign and domestic steel producers and the Company is not dependent on any one supplier. The Company believes that its relationships with its suppliers are good and has no long-term commitments with any of its suppliers. In recent periods, there has been an increased demand for steel from domestic mills and the Company has purchased a portion of its steel requirements from foreign producers.

Item 2 — Properties

      The Company’s manufacturing facilities and executive and administrative offices are located at the following sites:

Location	Size (Sq. ft.)	Owned/Leased		Products/Services

Phoenix, Arizona	400,000	Leased	(1)	Fabrication shop; operations,
				erection, engineering and detailing offices
Gilbert, Arizona	145,000	Leased	(2)	Fabrication shop
Phoenix, Arizona	22,000	Leased	(3)	Executive, finance, administration,
				estimating and sales offices
Tustin, California	180	Leased		Sales office
Lockhart, Florida	144,000	Owned		Fabrication shop; sales, executive
				and operations offices; maintenance
				yard; steel truss plant
Albany, Georgia	102,000	Owned		Fabrication shop; executive,
				operations and estimating offices
Atlanta, Georgia	3,600	Leased		Sales office
Quincy, Florida	140,000	Owned		Steel joist and long span truss
				manufacturing plant
Buckeye, Arizona	100,000	Owned		Steel joist and long span truss
				manufacturing plant
Houston, Texas	43,000	Owned		Fabrication shop; sales, estimating,
				operation and administrative offices
Houston, Texas	974	Leased		Detailing office
National City, California	26,000	Owned		Fabrication shop; operations, sales,
				estimating and administrative offices
Dothan, Alabama	2,850	Leased		Detailing office
Montgomery, Alabama	1,200	Leased		Detailing office

(1)	Leased by the Company from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the “Schuff Partnership”). This lease expires on February 28, 2017. Annual rent under the lease totaled $556,000 in 1999, and will be $601,000 in 2000 and $605,000 in each year thereafter during the remaining term of the lease, subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula.

(2)	Leased by the Company from the Schuff Partnership expiring on February 28, 2017. Annual rent under the lease is $340,000, subject to increase every five years commencing in 2002 based on a Consumer Price Index formula.

(3)	Leased by the Company from the Schuff Partnership expiring April 30, 2017. Annual rent under the lease is $135,000, subject to increase every five years based on a Consumer Price Index formula.

      Under each of the foregoing leases, the Company also is obligated to pay all taxes, insurance and maintenance costs.

Item 3 — Legal Proceedings

      Construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in the Company being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of the Company’s operations in one or more jurisdictions. The Company is a defendant in lawsuits from time to time, including lawsuits arising in the normal course of its business. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, the Company’s management believes that the ultimate outcome will not have a material adverse effect on the operations or liquidity of the Company.

      The Company maintains workers compensation insurance that provides full coverage of statutory workers compensation benefits. The Company also maintains employer liability insurance in its principal geographic markets in amounts of $1,000,000 per accident for bodily injury by accident and $1,000,000 per employee (and as a policy limit) for bodily injury from disease and contractors commercial general liability insurance in the amount of $1,000,000. In addition, the Company maintains umbrella coverage limits of $30,000,000. The Company also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of the Company’s facilities and property. All policies are subject to various deductibles and coverage limitations. Although management of the Company believes that the Company’s insurance is adequate for its present needs, there can be no assurance that the Company will be able to maintain adequate insurance at premium rates that management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

      The Company periodically reviews the need to maintain a litigation reserve. Currently, the Company does not believe any reserves for its ongoing litigation are required. The Company seeks to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that the Company’s efforts to mitigate losses will be successful or that any losses incurred will not exceed the Company’s insurance or estimated reserves thereon.

      During 1998, the Company filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work the Company believes is billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company’s claim was filed with that of the general contractor of the project, Perini/ Tutor-Saliba, along with several other project subcontractors. The Company has incurred and expensed all of the costs related to this claim. While management believes it has a right to collect the full amount of the claim, no revenue has been recognized given the uncertainty of the related negotiations, arbitration, and/or litigation that will be required to resolve the ultimate payment due the Company. The Company currently anticipates that its claim will be adjudicated in the latter half of 2000.

      On March 10, 2000, the Company recorded a Notice of Lien in Salt Lake City, Utah against the Assembly Building project recently completed by the Company for the Church of Jesus Christ of Latter Day Saints and Legacy Constructors, the general contractor on the project. The Company claims it is owed approximately $4.5 million for additional steel provided and for additional work performed in the erection of structural steel on the project due to changes made by the owner and general contractor and which the Company believes is billable under the terms of its contract with the general contractor. The Company has incurred and expensed all of the costs related to this claim. Although management believes it is entitled to payment of the entire amount claimed, due to the uncertainty of related negotiations, arbitration and/or litigation that will be required to resolve the claim, only $915,000 of related revenue has been recognized through December 31, 1999.

Item 4 — Submission of Matters to a Vote of Security Holders

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of 1999.

PART II

Item 5 —	Market for the Registrant’s Common Equity Securities and Related Stockholder Matters

      Since July 15, 1999, the Company’s Common Stock has been traded on the American Stock Exchange under the symbol “SHF.” Prior to that date, the Company’s Common Stock was traded on the Nasdaq National Market under the symbol “SHUF.” The Common Stock commenced public trading on July 1, 1997 in connection with the Company’s initial public offering. The following table sets forth the high and low last sale prices of the Common Stock, as reported by the American Stock Exchange and the Nasdaq National Market, for the periods indicated:

	Market Price

	High	Low

Fiscal Year 1998

First Quarter	$14.375	$8.875

Second Quarter	$15.375	$13.6875

Third Quarter	$15.625	$4.375

Fourth Quarter	$7.75	$3.25

Fiscal Year 1999

First Quarter	$7.125	$5.50

Second Quarter	$6.75	$5.1562

Third Quarter	$6.25	$4.125

Fourth Quarter	$5.375	$3.75

Fiscal Year 2000

First Quarter (through March 23, 2000)	$4.00	$3.1875

      As of March 23, 2000, the Company believes there were approximately 1,400 beneficial owners of the Company’s Common Stock.

      Except for certain distributions to its then current shareholders while the Company was subject to taxation under subchapter S of the Internal Revenue Code of 1986 and certain other distributions, including those made in connection with the closing of the Company’s initial public offering in July 1997 to the Company’s shareholders prior to the offering, the Company has not made distributions or declared dividends on its Common Stock and does not anticipate doing so in the foreseeable future. It is the current policy of the Company’s Board of Directors to retain its earnings, if any, to finance the operation and expansion of the Company’s business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Factors That May Affect Future Stock Performance

      The performance of the Company’s Common Stock is dependent upon several factors including those set forth below and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

  Control by Majority Shareholders; Ability to Issue Preferred Stock

      Mr. David A. Schuff, the Company’s Chairman and co-founder, and Mr. Scott A. Schuff, the Company’s President, Chief Executive Officer, co-founder and a member of its Board of Directors, collectively control the voting of approximately 71% of the outstanding Common Stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting the sale or merger of the Company. In addition, the Company’s Certificate of Incorporation authorizes the Company to issue shares of “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the Common Stock.

  Volatility of Stock Price

      The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock is also subject to significant fluctuations in response to variations in the Company’s quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company’s business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8 per share. Since that time, the Company’s Common Stock has traded as low as $3.1875 per share and as high as $15.625 per share. The market price for the Company’s Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

  Shares Eligible for Future Sale

      There were 7,114,557 shares of Common Stock outstanding as of March 23, 2000. Of these shares, 2,092,357 shares of Common Stock are freely tradable. The 5,022,200 remaining shares of Common Stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. Of the “restricted securities” outstanding, all of these shares have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock in the open market could adversely affect the prevailing market price of the Common Stock and may make it more difficult for the Company to sell its equity securities in the future on terms it deems appropriate.

Item 6 — Selected Financial Data

      The following sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 1999. The selected annual historical consolidated statement of income and balance sheet data is derived from the Company’s Consolidated Financial Statements audited by independent auditors. For additional information, see the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31

	1995	1996	1997(1)	1998(2)	1999

	(In thousands, except per share data)

STATEMENT OF INCOME DATA

Revenues	$62,090	$103,912	$138,218	$189,940	$236,832

Cost of revenues	54,222	86,998	117,955	160,647	191,578

Gross profit	7,868	16,914	20,263	29,293	45,254

General and administrative expenses	5,284	6,715	8,880	15,509	24,102

Goodwill amortization	—	—	—	931	2,156

Operating income	2,584	10,199	11,383	12,853	18,996

Interest expense	(752)	(452)	(348)	(6,812)	(11,752)

Other income	618	303	520	1,733	1,307

Income before income taxes	2,450	10,050	11,555	7,774	8,551

Provision for income taxes	—	—	2,823	3,453	3,401

Net income	2,450	10,050	8,732	4,321	5,150

Pro forma income taxes(3)	980	4,020	1,513	—	—

Pro forma net income(3)	$1,470	$6,030	$7,219	$4,321	$5,150

Pro forma net income per share(3):

— basic		$1.02	$1.12	$0.62	$0.73

— diluted		$1.02	$1.10	$0.60	$0.73

Shares used in computation:

— basic		5,941	6,457	7,014	7,046

— diluted		5,941	6,556	7,169	7,063

OPERATING DATA

Backlog(4)	$80,834	$67,335	$56,793	$132,940	$165,426

BALANCE SHEET DATA

Cash and cash equivalents	$289	$7,253	$197	$15,431	$8,682

Restricted funds on deposit(5)	220	2,249	2,096	2,574	2,710

Costs and recognized earnings in excess of billings on uncompleted contracts(6)	1,076	3,331	3,982	11,861	16,100

Billings in excess of costs and recognized earnings on uncompleted contracts(6)	5,940	12,051	3,758	7,025	8,864

Property and equipment, net	4,222	5,116	7,415	20,850	25,322

Total assets	25,260	36,397	42,038	165,588	173,261

Long term debt, excluding current portion	5,271	2,753	4,927	103,870	101,390

Stockholders’ equity	$6,768	$10,682	$24,673	$29,135	$34,550

(1)	Gives effect to the Company’s acquisition of B&K Steel Fabrications, Inc. (“B&K Steel”) on January 31, 1997, which was accounted for under the purchase method of accounting. Financial information relating to B&K Steel has not been included in periods prior to the acquisition.

(2)	Gives effect to the Company’s acquisitions of Addison and Quincy on June 4, 1998, Six on August 31, 1998, and Bannister on October 15, 1998, which were accounted for under the purchase method of accounting. Financial information relating to Addison, Quincy, Six and Bannister has not been included in periods prior to the acquisitions.

(3)	Prior to the completion of its initial public offering in July 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code of 1986. As an S corporation, the Company was not subject to income taxes. Pro forma net income reflects the provision for income taxes that would have been recorded had the Company been subject to income taxes as a C corporation for all periods, assuming an effective tax rate of 40%. Provision for income taxes for 1997 includes credits of $300,000 to income recorded upon revocation of the Company’s S corporation election in June 1997.

(4)	Backlog is the amount of potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract. Of the Company’s $165.4 million backlog as of December 31, 1999, approximately $16.1 million was attributable to one project for a single customer in California and approximately $24.1 million was attributable to one project for a single customer in Colorado.

(5)	Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts which are maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. See Note 1 to the Consolidated Financial Statements appearing elsewhere in this report.

(6)	The Company recognizes revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of the costs incurred to date to the total estimated costs to complete the project, commencing when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed, and also include costs incurred in excess of billings on contracts for which sufficient work has not been performed to allow for recognition of revenues. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts, or the costs incurred on contracts for which sufficient work has not been performed to allow for recognition of revenues.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information regarding the Company’s financial position as of December 31, 1998 and 1999, and its results of operations for the years ended December 31, 1997, 1998, and 1999. This discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

Introduction

      The Company’s results of operations are affected primarily by (i) the level of commercial and industrial construction in its principal markets, (ii) the Company’s ability to win project contracts, (iii) the amount and complexity of project changes requested by customers or general contractors, (iv) the Company’s success in utilizing its resources at or near full capacity, and (v) the Company’s ability to complete contracts on a timely and cost effective basis. The level of commercial and industrial construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

      The Company believes that there is an increasing trend in the steel fabrication and erection industry to design and build large, complex projects according to accelerated time schedules. With many projects, only a portion of the detail design drawings are completed when construction begins. The remaining drawings are completed, with numerous design changes being implemented, throughout the construction process. These fast track, “design-as-you-go” projects are well-suited to integrated contractors that can (i) reduce the logistical and coordination problems inherent in the use of multiple subcontractors to complete a large, complex project and (ii) more efficiently respond to rapid and multiple design changes while minimizing project delays and cost overruns commonly associated with such changes. The complexity and size of these projects require subcontractors possessing extended financial and operational capabilities. Individual large projects can have a substantial impact upon the Company’s results of operations and cause significant fluctuations in revenues and profits from quarter to quarter.

      The Company obtains contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 1999, 1998 and 1997, most of the Company’s revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, the Company must estimate its costs, including projected increases in labor, material, and service costs. Project duration typically lasts from one to twelve months.

      The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of costs incurred to date to the estimated total cost to complete the project. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that will be paid for the change. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

      Cost of revenues consists of the costs of materials, equipment, direct labor, fringe benefits, and indirect costs associated with detailing, fabrication and erection, including rent, depreciation and supervisory labor. Other costs not associated with specific projects are included in general and administrative expenses.

      Gross profit margins can be positively and negatively affected by large, more complex projects, the percentage of negotiated contracts relative to competitively bid contracts, the number and scope of contract modifications, and improvements in operating efficiencies. Gross profit margins can be adversely affected by construction delays, inefficient or underutilization of the Company’s resources, availability and cost of materials and labor, the timing and performance of work by other contractors, weather conditions and construction site conditions.

      Backlog increases as contract commitments are obtained, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under the contract. The timing of contract commitments, the size of projects and other factors beyond the Company’s control can cause significant fluctuation in backlog outstanding at any given date.

      Prior to the completion of the Company’s initial public offering in July 1997, the Company was taxed as an S corporation for income tax purposes. Accordingly, its income was taxed directly to its stockholders. Immediately prior to the initial public offering, the Company’s S corporation election was revoked and the Company became subject to income tax as a C corporation. For purposes of the financial information contained in this section, pro forma income tax expense has been included assuming an income tax rate of 40%, and pro forma net income reflects this provision.

      On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of ASSI. As a result of such purchase, the Company acquired indirect ownership of the assets of ASSI’s wholly owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59.5 million, of which approximately $56.3 million was paid in cash and $3.2 million was paid in the form a promissory note secured by a letter of credit. On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Six. The aggregate purchase price was approximately $18.2 million, of which approximately $16.7 million was paid in cash and $1.5 million was paid in the form of a promissory note. On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister. The aggregate purchase price was approximately $16.8 million, of which approximately $15.8 million was paid in cash and a $1.0 million in the form of a promissory note secured by a letter of credit.

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition with the excess of the purchase price over net assets acquired being recorded as goodwill. The operating results of Addison, Quincy, Six, and Bannister have been included in the Company’s Consolidated Financial Statements from the closing date of each of the acquisitions.

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Years Ended December 31,

	1997	1998	1999

Revenues	100.0%	100.0%	100.0%

Cost of revenues	85.3	84.6	80.9

Gross profit	14.7	15.4	19.1

General and administrative expenses	6.4	8.2	10.2

Goodwill amortization	—	0.5	0.9

Operating income	8.3	6.7	8.0

Interest expense	(0.3)	(3.5)	(4.9)

Other income	0.4	0.9	0.5

Income before income taxes	8.4	4.1	3.6

Provision for income taxes	2.1	1.8	1.4

Pro forma income taxes(1)	1.1	—	—

Pro forma net income(1)	5.2%	2.3%	2.2%

(1)	Prior to the completion of its initial public offering in July 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code of 1986. As an S corporation, the Company was not subject to income taxes. Pro forma net income reflects the provision for income taxes that would have been recorded had the Company been subject to income taxes as a C corporation for all periods, assuming an effective tax rate of 40%. Provision for income taxes for 1997 includes credits of $300,000 to income recorded upon revocation of the Company’s S corporation election in June 1997.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues increased by 24.7% to $236.8 million in 1999 from $189.9 million in 1998. The increase in revenues was primarily a result of an additional $80.4 million of revenues being generated by ASSI, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively. This increase was offset by a $33.5 million decrease in revenues generated by Schuff due to a decrease in contracts awarded to Schuff in 1999. The average revenues for the Company’s ten largest revenue generating projects was $6.7 million in 1999 versus $8.4 million in 1998.

      Gross profit. Gross profit increased 54.5% to $45.2 million in 1999 from $29.3 million in 1998 due primarily to the 24.7% increase in revenues coupled with an increase in gross profit percentage. As a percentage of revenues, gross profit increased to 19.1% in 1999 from 15.4% in 1998, primarily due to higher average margins achieved by Addison, Quincy, Six and Bannister.

      General and administrative. General and administrative expenses increased by 55.4% to $24.1 million in 1999 from $15.5 million in 1998, and to 10.2% of 1999 revenues compared to 8.2% of revenues in 1998. Of the $8.6 million increase in 1999, approximately $6.8 million was attributable to additional general and administrative expenses resulting from the inclusion of such costs incurred by Addison, Quincy, Six and Bannister for the entire 1999 fiscal year. The remainder of the increase in general and administrative expenses was due primarily to increased administrative expenses associated with these acquisitions. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

      Goodwill amortization. Goodwill amortization increased 131.6% to $2.2 million in 1999 from $931,000 in 1998 due to recognition of amortization expense over the entire year of 1999 versus a partial year in 1998. Goodwill amortization represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six, and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years.

      Interest expense. Interest expense increased 72.5% to $11.8 million in 1999 from $6.8 million in 1998. The increase in interest expense was attributable primarily to the full year of interest costs incurred in 1999 related to the Company’s $100.0 million 10 1/2% Senior Notes issued in June 1998, compared to approximately 7 months of these costs in 1998.

      Other income. Other income decreased 24.6% to $1.3 million in 1999 from $1.7 million in 1998. The decrease in other income was attributable primarily to a decrease in earnings on funds invested from the cash proceeds of the Company’s $100.0 million 10 1/2% Senior Notes issued in June 1998.

      Income tax expense. Income tax expense for 1999 was $3.4 million, which represents an effective tax rate of approximately 39.8%, compared to $3.5 million in 1998, which represented a 44.4% effective tax rate on earnings. The decrease in the effective tax rate was due primarily to income tax credits recognized in 1999, which were attributable to qualifying research and experimentation expenses associated with the Company’s engineering, detailing and software development activities.

      Net income. As a result of the above, net income increased by 19.2% to $5.2 million in 1999 from $4.3 million in 1998.

      Backlog. Backlog increased by 24.4% to $165.4 million at December 31, 1999 compared to $132.9 million at December 31, 1998. The $32.5 million increase in backlog compared to December 31, 1998 was the result of additional contracts awarded to the Company. Of the backlog at December 31, 1999, approximately $16.1 million was attributable to one project in California and approximately $24.1 million was attributable to one project in Colorado.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues increased by 37.4% to $189.9 million in 1998 from $138.2 million in 1997. The increase in revenues was primarily a result of an additional $58.8 million of revenues being generated by ASSI, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively. The average revenues for the Company’s ten largest revenue generating projects was $8.4 million in 1998 versus $9.3 million in 1997.

      Gross profit. Gross profit increased 44.6% to $29.3 million in 1998 from $20.3 million in 1997 due to the 37.4% increase in revenues. As a percentage of revenues, gross profit increased to 15.4% in 1998 from 14.7% in 1997. The increase as a percentage of revenues was primarily attributable to higher average margins of approximately 24% achieved by recently-acquired Addison, Quincy and Six during 1998.

      General and administrative expenses. General and administrative expenses increased by 74.6% to $15.5 million in 1998 from $8.9 million in 1997. Of the $6.9 million increase in 1998, $4.9 million was attributable to additional general and administrative costs resulting from recently-acquired Addison, Quincy, Six, and Bannister. General and administrative expenses as a percentage of revenues increased to 8.2% in 1998 from 6.4% in 1997. The increases in general and administrative costs as a percentage of revenues were due primarily to increased administrative cost associated with the Company’s acquisitions and the addition of general and administrative costs of the acquired companies which had higher general and administrative costs as a percentage of revenues than the Company prior to the acquisitions. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

      Goodwill amortization. Goodwill amortization was $931,000 in 1998 and represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years. There was no amortization in 1997 as the Company had no goodwill.

      Interest expense. Interest expense increased to $6.8 million in 1998 from $348,000 in 1997. The increase in interest expense was attributable primarily to the interest costs related to the Company’s $100.0 million 10 1/2% Senior Notes issued in June 1998.

      Other income. Other income increased to $1.7 million in 1998 from $520,000 in 1997. The increase in other income was attributable primarily to earnings on funds invested from the cash proceeds of the Company’s $100.0 million 10 1/2% Senior Notes issued in June 1998.

      Income tax expense. Income tax expense for 1998 was $3.5 million, which represents an effective tax rate of approximately 44%, compared to $2.8 million in 1997, which represents a 40% effective tax rate on the earnings of the Company from the date of its S Corporation status termination on June 26, 1997. The increase in the effective tax rate was due primarily to goodwill amortization of $931,000 resulting from the Company’s acquisitions of Addison, Quincy, Six, and Bannister, and which is not deductible for tax purposes. The 1997 expense is offset by a $300,000 credit to deferred taxes generated upon the revocation of the Company’s S Corporation status for the effect of cumulative temporary differences as of the date of the S Corporation termination.

      Pro forma net income. Pro forma net income decreased by 40.1% to $4.3 million in 1998 from $7.2 million in 1997.

      Backlog. Backlog increased to $132.9 million at December 31, 1998 compared to $56.8 million at December 31, 1997. The increase in backlog compared to December 31, 1997 was the result of additional backlog of approximately $40.6 million generated from Addison, Quincy, Six, and Bannister. Of the backlog at December 31, 1998, approximately $23.7 million was attributable to one project in California and approximately $6.5 million was attributable to one project in Utah.

Liquidity and Capital Resources

      The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At December 31, 1999, the Company had $2.7 million of outstanding borrowings under its line of credit, with approximately $20.7 million available for borrowings, and working capital of approximately $55.5 million. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near term operating needs.

      The Company’s short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $3.6 million and $232,000 for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 1999, operating cash flows were less than net income primarily due to a $4.2 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $4.7 million increase in receivables resulting from increased revenues. These working capital changes were offset by $5.7 million of depreciation and amortization and other changes in working capital. For the year ended December 31, 1998, operating cash flows were less than net income primarily due to the $2.3 million increase in costs and recognized earnings in excess of billings on uncompleted contracts, a $2.4 million increase in receivables resulting from increased revenues, and a $2.9 million decrease in accounts payable and other accrued liabilities resulting from timing requirements of payments as compared to prior years. These working capital changes were offset by $3.6 million of depreciation and amortization and other changes in working capital. Cash used in investing activities totaled $9.4 million for the year ended December 31, 1999 and $77.9 million for the year ended December 31, 1998, including purchases of property and equipment of $7.4 million in 1999 and $2.3 million in 1998. Substantially all of the cash used in investing activities in 1998 related to the acquisitions of Addison, Quincy, Six and Bannister for $78.7 million (net of cash acquired). Financing activities required $940,000 for the year ended December 31, 1999 and provided $92.9 million for the year ended December 31, 1998. Cash provided by financing activities in 1998 was primarily a result of $96.0 million in net proceeds from the $100.0 million private placement of the Company’s 10 1/2% Senior Notes, of which $3.3 million was used to pay existing indebtedness of the Company.

      The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.00% to a maximum of prime plus 1.00% or LIBOR plus 3.00%. At December 31, 1999, there was approximately $20.7 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.6 million of outstanding letters of credits under which the Company is committed.

      The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions, change its business, merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      On June 4, 1998, the Company completed a private placement of $100.0 million in principal amount of its 10 1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of Addison, Quincy, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries.

      The Company has four other long-term debt commitments that are related to notes payable generated from the Company’s acquisitions in 1997 and 1998. The balance of these notes was $3.9 million at December 31, 1999 with interest rates ranging from 5.73% to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $1.6 million. See Note 6 to the Consolidated Financial Statements appearing elsewhere in this report.

      The Company leases some of its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to the Company’s principal office and shop facilities. Each lease has a 20 year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company’s annual rental payments for the three leases were $1.0 million in 1999, increasing to $1.1 million in each year thereafter during the remaining terms of the leases. See Item 2. “Properties.”

      The Company estimates that its capital expenditures for 2000 will be approximately $5 million, which includes remaining costs of construction of its new joist manufacturing facility in Arizona. The Company is also considering the expansion of certain of its facilities and production capacities, which would increase the 2000 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Impact of Recently Issued Accounting Standards

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company adopted the new Statement effective January 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Factors That May Affect Future Results and Financial Condition

      The Company’s future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters,” could affect the Company’s future operating results, financial condition, and the market price of its Common Stock.

  Substantial Leverage and Ability to Service Debt

      With the Company’s 10 1/2% Senior Notes, existing line of credit facility and other positionings, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company’s 10 1/2% Senior Notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. The Company’s level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company’s flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company’s leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) the Company’s leveraged position and the various covenants contained in the Senior Notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company’s ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company’s future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company’s business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

  Fluctuating Quarterly Results of Operations

      The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations from quarter to quarter as a result of a number of factors, many of which are outside the Company’s control. In particular, the Company’s operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company’s failure to obtain, or delays in awards of, major projects, the cancellation of major projects, or the Company’s failure to timely replace projects that have been completed or are nearing completion. In addition, from time to time the Company has disputes with its customers concerning change orders to its contracts. To the extent such disputes are not resolved on a timely basis, the Company’s results of operations may be effected. Any of the foregoing factors could result in the periodic inefficient or underutilization of the Company’s resources and could cause the Company’s operating results to fluctuate significantly from period to period, including on a quarterly basis.

  No Assurance of Successful Acquisitions

      In addition to the acquisitions of Addison, Quincy, Six and Bannister, the Company intends to consider acquisitions of and alliances with other companies in its industry that could complement the Company’s business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, which could increase the Company’s operating expenses. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company’s profitability. Acquisitions involve numerous risks, such as diverting attention of the Company’s management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The acquisitions of Addison, Quincy, Six, and Bannister have consumed and will continue to consume substantial management attention and resources of the Company and will require substantial efforts and entail certain risks in the integration of their operations. There can be no assurance that anticipated cost savings or synergies will be achieved. The Company will be dependent on the retention and future performance of key officers and employees of Addison, Quincy, Six, and Bannister for day-to-day management and future operating results.

  Fixed Price Contracts

      Of the Company’s $165.4 million backlog at December 31, 1999, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company’s business, financial condition and results of operations for any period.

  Variations in Backlog; Dependence on Large Contracts

      The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $40.2 million, representing 23% of the Company’s backlog at December 31, 1999, was attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially. The Company’s future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

  Dependence on Construction Industry

      The Company earns virtually all of its revenues in the building construction industry, which is subject to local, regional and national economic cycles. The Company’s revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity declines significantly in the Company’s principal markets, the Company’s business, financial condition and results of operations would be adversely affected.

  Capacity Constraints; Dependence on Subcontractors

      The Company routinely relies on subcontractors to perform a significant portion of its fabrication, erection and project detailing to fulfill projects that the Company cannot fulfill in-house due to capacity constraints or that are in markets in which the Company has not established a strong local presence. With respect to these projects, the Company’s success depends on its ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to the Company could have an adverse effect on the Company’s ability to complete these projects in a timely and cost effective manner.

  Union Contracts

      The Company currently is a party to a number of collective bargaining agreements with various unions representing some of the Company’s fabrication and erection employees. These contracts expire or are subject to expiration at various times in the future. The inability of the Company to renew such contracts could result in work stoppages and other labor disturbances, which could disrupt the Company’s business and adversely affect the Company’s results of operations.

  Revenue Recognition Estimates

      The Company recognizes revenues using the percentage of completion accounting method. Under this method, revenues are recognized based on the ratio that costs incurred to date bear to the total estimated costs to complete the project. Estimated losses on contracts are recognized in full when the Company determines that a loss will be incurred. The Company frequently reviews and revises revenues and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, the Company would recognize a charge against operating results, which could have a material adverse effect on the Company’s results of operations for the applicable period.

  Geographic Concentration

      The Company’s fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California and Texas, states in which the construction industry has experienced substantial growth during recent years. Because of this concentration, future construction activity and the Company’s business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

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

  Risks of International Operations

      The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. Less than 1% of the Company’s revenues in 1999, however, were related to projects outside the United States. The Company’s international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company’s international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

  Competition

      Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company’s geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. Some of the Company’s competitors have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company’s competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

  Substantial Liquidity Requirements

      The Company’s operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company’s contract arrangements with customers sometimes require the Company to provide payment and performance bonds and, in selected cases, letters of credit, to partially secure the Company’s obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company’s customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive project payments in the early stages of a project, the Company’s cash flow would be reduced, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

  Dependence Upon Key Personnel

      The Company’s success depends on the continued services of the Company’s senior management and key employees as well as the Company’s ability to attract additional members to its management team with experience in the steel fabrication and erection industry. The unexpected loss of the services of any of the Company’s management or other key personnel, or its inability to attract new management when necessary, could have a material adverse effect upon the Company.

  Potential Environmental Liability

      The Company’s operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect the Company. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although the Company has not incurred any material environmental related liability in the past and believes that it is in material compliance with environmental laws, there can be no assurance that the Company, or entities for which it may be responsible, will not incur such liability in connection with the investigation and remediation of facilities it currently operates (or formerly owned or operated) or other locations in a manner that could materially and adversely affect the Company.

  Governmental Regulation

      Many aspects of the Company’s operations are subject to governmental regulations in the United States and in other countries in which the Company operates, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, the Company is subject to licensure and holds or has applied for licenses in each of the states in the United States in which it operates and in certain local jurisdictions within such states. Although the Company believes that it is in material compliance with applicable laws and permitting requirements, there can be no assurance that it will be able to maintain this status. Further, the Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

  Potential Asset Impairment

      In December, 1999 the Company temporarily suspended its efforts to install new financial accounting software. Included in “Other assets” on the Company’s Balance Sheet at December 31, 1999 are $2.2 million of cumulative related costs. Under SFAS No. 121, the suspension of this project is an indication of impairment, which could result in the write-off of some or all of the accumulated costs at some future date if the Company is not successful in completing the project. However, the Company’s management intends to complete the project when the software vendor completes certain modifications to the software.

  Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any future Year 2000 matters that may arise are addressed promptly.

  Forward Looking Statements

      This Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements reflect the Company’s current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      During 1998 and 1999, the Company did not participate in any derivative financial instruments.

Primary Market Risk Exposure

      The Company is exposed to market risk from changes in interest rates associated with its holding variable rate debt ($6.1 million outstanding balance at December 31, 1999). Assuming an identical outstanding balance for all of 1999, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the year by approximately $600,000.

      The Company is potentially exposed to market risk associated with changes in interest rates primarily as a result of its $100.0 million 10  1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. At December 31, 1999, the fair value of the Senior Notes was approximately 82% of par or $82 million. From January 1, 1999 to December 31, 1999, the Senior Notes had a fair value that was as low as 82% of par and as high as 93% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 8 — Financial Statements and Supplementary Data

      The Independent Auditors’ Report and Consolidated Financial Statements of the Company, including the Notes to such statements, are set forth on pages F-1 through F-24.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Information regarding (i) directors and executive officers of the Company is set forth under the caption “Information Concerning Directors and Executive Officers” and (ii) compliance with Section 16(a) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s Proxy Statement relating to its 2000 Annual Meeting of Stockholders (the “2000 Proxy Statement”) and is incorporated by reference into this Form 10-K Report, which will be filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company’s 2000 Proxy Statement is not being filed as a part hereof.

Item 11 — Executive Compensation

      Information regarding executive compensation is set forth under the caption “Executive Compensation” in the 2000 Proxy Statement, which information is incorporated herein by reference; provided, however, that the “Report of the Compensation Committee on Executive Compensation” and the “Stock Price Performance Graph” contained in the 2000 Proxy Statement are not incorporated by reference herein.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2000 Proxy Statement, which information is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Transactions and Relationships” in the 2000 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Consolidated Financial Statements

      The following documents are filed as part of this Annual Report on Form 10-K:

      (a)(2)  Financial Statement Schedules

      The financial statement schedules have been omitted since they are either not applicable or the information required to be set forth therein is contained elsewhere herein.

      (a)(3)  Exhibits

      The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1(a	)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E.C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(b	)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E.C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(c	)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E.C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2		Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3		Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
3.1(a	)	Certificate of Incorporation of the Registrant(1)
3.1(b	)	Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
3.2		Bylaws of the Registrant(1)
3.3(a	)	Articles of Incorporation of B & K Steel Fabrications, Inc. (“B&K Steel”)(9)
3.3(b	)	Articles of Amendment of B & K(9)
3.4		Bylaws of B & K(9)

Exhibit
Number		Description

3.5(a	)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5(b	)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6		Bylaws of Addison(9)
3.7(a	)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7(b	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7(c	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7(d	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7(e	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20, 1966(9)
3.7(f	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7(g	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8		Bylaws of Addison Steel(9)
3.9(a	)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9(b	)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10		Bylaws of Quincy(9)
4.1		Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)(1)
4.2		Form of Certificate representing Common Stock(1)
4.3		Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4		Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5		Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(a	)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1(b	)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2(a	)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2(b	)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30,1995(1)
10.2(c	)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2(d	)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e	)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2(f	)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(g	)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number		Description

10.2(h	)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2(i	)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2(k	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2(l	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2(m	)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3(a	)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3(b	)	Variable Rate Line of Credit Note and Addendum dated June 30,1995(1)
10.3(c	)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4		Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.5		Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6		Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.7		Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(1)
10.7.1		Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8		Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9		Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.10		Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11		Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12(	a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(	b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12(	c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12(	d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13		Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(	a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)

Exhibit
Number		Description

10.15(	a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15(	b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19		Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20(	a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(	b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(10)
10.21		Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22		Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)*
10.23		Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)*
10.24		Employment Agreement by and among Bannister Steel, Inc., Schuff Steel Company, and Ted F. Rossin, dated October 15, 1998*
10.25		Schuff Steel Company 1999 Employee Stock Purchase Plan(11)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, independent auditors
24.1		Power of Attorney of David A. Schuff
24.2		Power of Attorney of Dennis DeConcini
24.3		Power of Attorney of Edward M. Carson
24.4		Power of Attorney H. Wilson Sundt
27		Financial Data Schedule

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No. 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-82279), effective July 2, 1999.

  (b)  Reports on Form 8-K/none

  (c)  See Item 14(a)(3) above.

  (d)  See “Financial Statements and Supplementary Data” included under Item 8 to this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHUFF STEEL COMPANY,
a Delaware corporation

By:	/s/ SCOTT A. SCHUFF

Scott A. Schuff
President and Chief Executive Officer

Date: March 27, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SCOTT A. SCHUFF Scott A. Schuff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2000
/s/ KENNETH F. ZYLSTRA Kenneth F. Zylstra	Vice President and Chief Financial Officer, Secretary, Treasurer and Director (Principal financial and accounting officer)	March 27, 2000
* David A. Schuff	Chairman of the Board of Directors	March 27, 2000
* Dennis DeConcini	Director	March 27, 2000
* Edward M. Carson	Director	March 27, 2000
* H. Wilson Sundt	Director	March 27, 2000
*By: /s/ KENNETH F. ZYLSTRA Kenneth F. Zylstra Attorney-in-Fact

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Schuff Steel Company

      We have audited the accompanying consolidated balance sheets of Schuff Steel Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff Steel Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 15, 2000, except for Note 13,
as to which the date is March 10, 2000

SCHUFF STEEL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31

	1999	1998

	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$8,682	$15,431

Restricted funds on deposit	2,710	2,574

Receivables	51,968	47,310

Costs and recognized earnings in excess of billings on uncompleted contracts	16,100	11,861

Inventories	7,614	6,825

Deferred tax asset	1,425	632

Prepaid expenses and other current assets	1,395	1,304

Total current assets	89,894	85,937

Property, plant and equipment, net	25,322	20,850

Goodwill, net	51,036	52,956

Other assets	7,009	5,845

	$173,261	$165,588

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$11,950	$11,368

Accrued payroll and employee benefits	4,017	3,952

Accrued interest	1,109	1,081

Other accrued liabilities	3,248	3,291

Billings in excess of costs and recognized earnings on uncompleted contracts	8,864	7,025

Current portion of long-term debt	5,209	3,838

Total current liabilities	34,397	30,555

Long-term debt, less current portion	101,390	103,870

Deferred income taxes	2,491	1,625

Other liabilities	433	403

Stockholders’ equity:

Preferred stock, $.001 par value — authorized 1,000,000 shares, none issued	—	—

Common stock, $.001 par value — authorized 20,000,000 shares, 7,067,328 and 7,023,420 shares issued and outstanding in 1999 and 1998, respectively	7	7

Additional paid-in capital	14,419	14,154

Retained earnings	20,124	14,974

Total stockholders’ equity	34,550	29,135

	$173,261	$165,588

See accompanying notes.

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	1999	1998	1997

	(in thousands, except per share data)

Revenues	$236,832	$189,940	$138,218

Cost of revenues	191,578	160,647	117,955

Gross profit	45,254	29,293	20,263

General and administrative expenses	24,102	15,509	8,880

Goodwill amortization	2,156	931	—

Operating income	18,996	12,853	11,383

Interest expense	(11,752)	(6,812)	(348)

Other income	1,307	1,733	520

Income before taxes	8,551	7,774	11,555

Provision for income taxes	3,401	3,453	2,823

Net income	$5,150	$4,321	$8,732

Pro forma net income data (unaudited)

Net income as reported	$5,150	$4,321	$8,732

Pro forma additional tax provision	—	—	1,513

Pro forma net income	$5,150	$4,321	$7,219

Pro forma net income per share:

Basic	$0.73	$0.62	$1.12

Diluted	$0.73	$0.60	$1.10

Weighted average shares used in computation:

Basic	7,046	7,014	6,457

Diluted	7,063	7,169	6,556

See accompanying notes.

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

	(in thousands)

Balance at December 31, 1996	5,000	$5	$15	$11,181	$(519)	$10,682

Net income	—	—	—	8,732	—	8,732

Changes in unfunded pension losses	—	—	—	—	519	519

Comprehensive income						9,251

Issuance of common stock, net of offering expenses	2,000	2	13,998	—	—	14,000

Distributions to stockholders	—	—	—	(9,260)	—	(9,260)

Balance at December 31, 1997	7,000	7	14,013	10,653	—	24,673

Net income	—	—	—	4,321	—	4,321

Comprehensive income						4,321

Issuance of stock awards	1	—	5	—	—	5

Exercise of stock options	22	—	112	—	—	112

Amortization of unearned compensation for options issued below market	—	—	24	—	—	24

Balance at December 31, 1998	7,023	7	14,154	14,974	—	29,135

Net income	—	—	—	5,150	—	5,150

Comprehensive income						5,150

Issuance of common stock	31	—	143	—	—	143

Issuance of stock awards	8	—	58	—	—	58

Exercise of stock options	5	—	26	—	—	26

Amortization of unearned compensation for options issued below market	—	—	38	—	—	38

Balance at December 31, 1999	7,067	$7	$14,419	$20,124	$—	$34,550

See accompanying notes

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	1999	1998	1997

	(in thousands)

Operating Activities

Net income	$5,150	$4,321	$8,732

Adjustment to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	5,689	3,618	1,520

Gain on disposals of property, plant and equipment	(30)	(143)	(21)

Deferred income taxes	73	(46)	(191)

Unearned compensation	38	24	—

Stock awards	58	5	—

Loss on pension plan termination	—	—	251

Changes in operating assets and liabilities:

Restricted funds on deposit	(136)	(478)	153

Receivables	(4,658)	(2,412)	(6,585)

Costs and recognized earnings in excess of billings on uncompleted contracts	(4,239)	(2,315)	(53)

Inventories	(789)	(302)	(989)

Prepaid expenses and other current assets	(91)	(85)	(479)

Accounts payable	582	(1,477)	917

Accrued payroll and employee benefits	65	(337)	(541)

Accrued interest	28	1,035	46

Other accrued liabilities	(43)	(1,410)	699

Billings in excess of costs and recognized earnings on uncompleted contracts	1,839	68	(8,293)

Other liabilities	30	166	237

Accrued pension cost	—	—	111

Net cash provided by (used in) operating activities	3,566	232	(4,486)

Investing activities

Acquisitions of property, plant and equipment	(7,718)	(2,307)	(3,188)

Proceeds from disposals of property, plant and equipment	249	3,789	79

Increase in other assets	(1,906)	(672)	(100)

Purchase of businesses, net of cash acquired	—	(78,683)	(427)

Net cash used in investing activities	(9,375)	(77,873)	(3,636)

Financing activities

Proceeds from revolving line of credit and long-term debt	50,939	64,534	23,874

Principal payments on revolving line of credit and long-term debt	(52,048)	(67,771)	(22,993)

Proceeds from issuance of senior notes, net of issuance costs	—	96,000	—

Proceeds from exercise of stock options and stock purchase plan	169	112	—

Proceeds from issuance of common stock, net of offering expenses	—	—	14,000

Cash distributions to stockholders	—	—	(13,815)

Net cash (used in) provided by financing activities	(940)	92,875	1,066

(Decrease) increase in cash and cash equivalents	(6,749)	15,234	(7,056)

Cash and cash equivalents at beginning of year	15,431	197	7,253

Cash and cash equivalents at end of year	$8,682	$15,431	$197

See accompanying notes

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1.  Summary of Significant Accounting Policies

  Description of Business

      Schuff Steel Company and its wholly owned subsidiaries (“Schuff or the Company”) are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas and California. The Company’s construction projects are primarily in Arizona, Nevada, California, Florida, Georgia, Texas, and to a lesser extent, in Mexico and South America.

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the parent Company and all wholly owned subsidiaries. All intercompany transactions have been eliminated for the years ended December 31, 1999, 1998 and 1997.

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

  Cash and cash equivalents

      Cash consists of cash in non-interest bearing checking accounts. Cash equivalents consist of investments in a money market mutual fund which is invested in commercial paper and financial instruments and securities issued and guaranteed by the U.S. Treasury, the U.S. government or its agencies or instrumentalities. All such investments are highly liquid and are made through the Company’s banks or other investment companies.

  Restricted Funds on Deposit

      Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts, which are maintained in lieu of retention for specific contracts.

  Inventories

      Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

  Property, Plant and Equipment

      Property, plant and equipment is stated at cost and is depreciated over the estimated useful lives, which generally range from five to 30 years, of the related assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Amortization of leasehold improvements is included in depreciation and amortization.

  Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired in purchase business combinations and is amortized over 25 years on a straight-line basis. The Company assesses the recoverability of goodwill based upon expected future undiscounted cash flows resulting from the acquired businesses.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative amortization of goodwill at December 31, 1999 and 1998 was approximately $3.1 million and $931,000, respectively.

  Cost of Computer Software Developed or Obtained for Internal Use

      The Company accounts for the costs of computer software developed or obtained for internal use under Statement of Position No. 98-1 (“SOP 98-1”). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the year ended December 31, 1999, the Company capitalized approximately $2.2 million of such costs which are included in other assets.

      Capitalized software costs are evaluated for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Impairment is recognized when there are indicators of impairment and it is determined there is little or no remaining utility to the software. Management of the Company has suspended a software project, which is an indicator of impairment under SFAS No. 121. However, management intends to pursue further development of the system when the software vendor completes certain modifications to the software. A future write-off may be required if management is not successful in completing the project.

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

  Stock Based Compensation

      The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and accordingly, recognizes no compensation expense for these stock option grants.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Stock Purchase Plan

      The Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) effective January 1, 1999 whereby eligible employees (as defined) of the Company and its subsidiaries may purchase common stock of the Company through payroll deductions. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Subject to adjustments, the total number of shares reserved and available for issuance under the Stock Purchase Plan is 200,000 shares. The purchase price for each share of common stock purchased under the Stock Purchase Plan will equal 85% of the lesser of the fair market value of a share of common stock on the first day of an offering period or on the last day of an offering period. The offering period is defined as the period beginning January 1, 1999 and ending June 30, 1999, and every six month period thereafter, with the second offering period beginning on July 1, 1999 and ending December 31, 1999. During 1999, employees of the Company purchased an aggregate of approximately 31,000 shares of common stock for an approximate amount of $143,000.

  Income Taxes

      The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”

      On June 26, 1997, the Company’s stockholders elected to terminate the Company’s status to be treated as an S corporation. As an S corporation, the Company was not subject to federal and state income taxes. Pro forma net income information presented in the consolidated statements of income reflects the provision for income taxes that would have been recorded had the Company been taxed on its income through the S corporation termination date. As an S corporation, the Company would from time to time make S corporation distributions to its stockholders in amounts sufficient for the stockholders to pay their income tax liability related to the earnings of the Company. The actual provisions reported for the periods subsequent to the S corporation termination date reflect the Company’s C corporation status.

  Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, restricted funds on deposit, receivables, accounts payable, other accrued liabilities, and debt, excluding the Company’s $100 million of 10  1/2% Senior Notes (“Senior Notes”), are carried at amounts that reasonably approximate their fair values at December 31, 1999. The fair value of the Company’s Senior Notes at December 31, 1999 was approximately $82 million based upon the open market price.

  Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables. The Company maintains cash and cash equivalents, restricted funds on deposit and certain other financial instruments with large financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s customers tend to be larger general contractors on adequately funded projects and the Company has certain lien rights.

  Use of Estimates

      The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet date and the reported amounts of revenues and expenses during the reporting period for long-term contracts.

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

  Impact of Recently Issued Accounting Standards

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted the new Statement effective January 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate the adoption of this Statement will have a significant effect on its results of operations or financial position.

  Reclassifications

      Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

2.  Purchases of Subsidiaries

      On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison Structural Services, Inc. (“ASSI”). As a result of such purchase, the Company acquired indirect ownership of the assets of ASSI’s wholly owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59,503,000, consisting of approximately $56,289,000 in cash and $3,214,000 in a promissory note.

      On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Six Industries, Inc. (“Six”). The aggregate purchase price was approximately $18,190,000, consisting of approximately $16,690,000 in cash and $1,500,000 in a promissory note.

      On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister Steel, Inc. (“Bannister”). The aggregate purchase price was approximately $16,750,000 consisting of $15,750,000 in cash and a $1,000,000 promissory note.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on the fair value at the date of the acquisition. The purchase price allocation based on net assets acquired is as follows:

	ASSI	Six	Bannister	Total

	(in thousands)

Cash consideration	$56,289	$16,690	$15,750	$88,729

Notes payable	3,214	1,500	1,000	5,714

Acquisition costs	1,269	183	431	1,883

Total purchase price	60,772	18,373	17,181	96,326

Fair value of net assets acquired	33,300	4,600	4,293	42,193

Goodwill	$27,472	$13,773	$12,888	$54,133

      The operating results of the acquirees have been included in the Company’s consolidated financial statements from the dates of acquisitions. The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1997:

	Year Ended December 31

	1998	1997

	(in thousands, except per
	share data)

Revenues	$254,677	$243,506

Net income	5,488	7,523

Diluted pro forma net income per share	0.77	1.15

      The pro forma amounts include a charge for all of the debt costs related to the issuance of $100 million of the Company’s 10 1/2% Senior Notes, although the entire amount of the debt was not used to finance the acquisitions. The pro forma amounts do not reflect interest income that would have been earned on the portion of the debt proceeds that were not used to fund the cash portion of the purchase price of the acquirees, although such funds would have been available to the Company for investment purposes.

3.  Receivables and Contracts in Progress

      Receivables consist of the following:

	December 31

	1999	1998

	(in thousands)

Contract receivables:

Contracts in progress	$42,229	$36,717

Unbilled retentions	9,241	10,011

	51,470	46,728

Other receivables	498	582

	$51,968	$47,310

      Substantially all of the Company’s receivables are due from general contractors operating in Arizona, California, Florida, Georgia, Nevada, and Texas.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs and estimated earnings on completed and uncompleted contracts consist of the following:

	December 31

	1999	1998

	(in thousands)

Costs incurred on contracts completed and in progress	$492,137	$365,983

Estimated earnings	80,867	57,139

	573,004	423,122

Less progress billings	565,768	418,286

	$7,236	$4,836

Included in the accompanying consolidated balance sheets under the following captions:

Costs and recognized earnings in excess of billings on uncompleted contracts	$16,100	$11,861

Billings in excess of costs and recognized earnings on uncompleted contracts	(8,864)	(7,025)

	$7,236	$4,836

4.  Inventories

      Inventories consist of the following:

	December 31

	1999	1998

	(in thousands)

Raw materials	$7,343	$6,307

Finished goods	271	518

	$7,614	$6,825

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31

	1999	1998

	(in thousands)

Land	$4,287	$3,908

Buildings	5,818	5,679

Machinery and equipment	15,908	14,265

Leasehold improvements	2,824	2,795

Furniture and fixtures	492	353

Transportation equipment	1,787	1,620

Cranes	582	577

Office equipment	1,115	634

Detailing equipment	440	393

EDP equipment	2,699	1,804

Construction in progress	3,696	443

	39,648	32,471

Less accumulated depreciation and amortization	14,326	11,621

	$25,322	$20,850

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Long-Term Debt

      Long-term debt consists of the following:

	December 31

	1999	1998

	(in thousands)

Senior notes with interest payable semi-annually at 10.50 percent on June 1 and December 1, maturing in 2008	$100,000	$100,000

Note payable to a bank under a revolving line of credit agreement, with interest payable monthly at the bank’s base rate plus a maximum of 1.50 percent or LIBOR plus a maximum of 3.50 percent, maturing in 2001	2,729	1,357

Note payable under a stock purchase agreement, payable in annual installments of $1,071,000 each June plus interest at prime less 1.00 percent, maturing in 2001, secured by a $1,071,000 letter of credit	2,142	3,214

Unsecured note payable to related party under a stock purchase agreement, payable in annual installments of $750,000 each August plus interest at prime, maturing in 2000	750	1,500

Note payable to related parties under a stock purchase agreement, payable in annual installments of $500,000 each October plus interest at prime less 1.00 percent, maturing in 2000, secured by a $500,000 letter of credit	500	1,000

Notes payable to related parties under a stock purchase agreement, payable in annual installments of $159,250 plus interest at 5.73 percent, maturing in 2002	478	637

	106,599	107,708

Less current portion	5,209	3,838

	$101,390	$103,870

      On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10.50 percent senior notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0 percent of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0 percent of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries. See Note 15.

      The Company maintains a $25.0 million credit facility with a bank that matures on June 30, 2001. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined. At December 31, 1999, there was approximately $20.7 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.6 million of outstanding letters of credit under which the Company is committed. The weighted average interest rate on the revolving line of credit was approximately 9.17 and 8.50 percent, respectively, at December 31, 1999 and 1998.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions, change its business, merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      Annual principal amounts of long-term debt maturing subsequent to December 31, 1999 are: 2000 — $5,209,000, 2001 — $1,231,000, 2002 — $159,000, 2003 — $0, 2004 — $0, and thereafter — $100,000,000. The Company made interest payments of approximately $11,218,000, $5,543,000, and $325,000 for the years ended December 31, 1999, 1998 and 1997, respectively, on its long-term debt.

7.  Stockholders’ Equity

      On May 8, 1997, the Company effected a 50,000 for one common stock split. Accordingly, all shares of common stock have been retroactively restated in the consolidated financial statements to reflect the effect of this stock split. At the same time the Company also reincorporated in Delaware and changed its authorized shares and classes of stock. The information set forth in the financial statements reflects the authorized shares after having given effect to the reincorporation.

      On July 7, 1997, the Company sold 2,000,000 common shares pursuant to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission. The Company received net proceeds of approximately $14,000,000 from the sale of the shares of which approximately $7,000,000 was used to fund S corporation distributions payable to stockholders of record of the Company immediately prior to the effective date of the Form S-1.

      Prior to June 26, 1997, the Company’s principal stockholders were the sole parties to a share repurchase agreement that was funded by life insurance proceeds and personal promissory notes in the event of the death of either stockholder. Under the terms of the Company’s bank loan agreement, the Company was permitted to make distributions to enable the shareholders to pay the premiums on their life insurance policies. Effective June 26, 1997, with the termination of the Company’s “S” election, this agreement was canceled.

      Due to the Company’s status as a qualified S corporation through June 26, 1997, there was no income tax expense to the Company for the period from January 1, 1997 through June 26, 1997. However, it was the policy of the Company to also make distributions to stockholders in such amounts as were required to enable them to pay income taxes attributable to their allocable share of taxable S corporation income from the Company through June 26, 1997. A final accounting was made by the Company in December 1997 for the period ended June 26, 1997 prior to the preparation and filing of the Company’s final S corporation income tax return. Pursuant to provisions in the Company’s bank loan agreement, the Company was also permitted at its discretion to declare an annual dividend to the stockholders providing the Company maintained certain financial criteria.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is an analysis of stockholder distributions:

Year Ended
December 31
1997

(in thousands)

Stockholder distributions payable at beginning of year	$4,555

Additions:

Life insurance premiums	173

Current year income taxes	2,087

Current year dividend	7,000

9,260

Cash distributions:

Life insurance premiums	173

Current year income taxes	2,087

Prior year income taxes	4,140

Current year dividend	7,000

Prior year dividend	415

13,815

Stockholder distributions payable at end of year	$—

8.  Income Taxes

      As discussed in Note 1, on June 26, 1997, the Company’s stockholders elected to terminate the Company’s status as an S corporation, and the Company became subject to federal and state income taxes. Upon revocation of the S corporation election, the Company recorded a $300,000 credit to income as a deferred tax benefit for the effect of cumulative temporary differences as of the date of the termination. Prior to its termination as an S corporation, the Company declared an additional distribution of $7,000,000 to its then current stockholders. The Company’s retained earnings include undistributed S corporation earnings of approximately $3,100,000 and certain C corporation earnings prior to the Company’s election of subchapter S corporation status in 1987.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are composed of the following:

	December 31, 1999		December 31, 1998

	Current	Long-Term	Current	Long-Term

	(in thousands)

Deferred tax assets:

Vacation accrual	$303	$—	$317	$—

Accrued liabilities	424	—	254	—

Deferred rents payable	—	173	—	161

Revenue recognition on contracts in progress	685	—	98	—

Other	13	141	—	193

	1,425	314	669	354

Deferred tax liabilities:

Property, plant and equipment basis difference	—	729	—	758

Accelerated depreciation	—	1,180	—	993

Basis in software development costs	—	780	—	—

Other	—	116	37	228

	—	2,805	37	1,979

Net deferred tax assets (liabilities)	$1,425	$(2,491)	$632	$(1,625)

      In connection with the Company’s acquisitions during 1998, the Company assumed approximately $1,230,000 in net deferred tax liabilities.

      Significant components of the income tax expense (benefit) are as follows:

	Year Ended December 31

	1999	1998	1997

	(in thousands)

Current:

Federal	$2,632	$2,974	$2,562

State	696	525	452

	3,328	3,499	3,014

Deferred:

Federal	191	(39)	(163)

State	(118)	(7)	(28)

	73	(46)	(191)

	$3,401	$3,453	$2,823

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes follows:

	Year Ended		Year Ended
	December 31		December 31, 1997

	1999	1998	Actual	Pro Forma

	(in thousands)

Tax at U.S. federal statutory rates	$2,907	$2,643	$3,929	$3,929

State income taxes, net of federal tax benefit	415	342	280	693

Amortization of goodwill	838	374	—	—

Research and experimentation credits	(739)	—	—	—

S Corporation termination	—	—	(300)	(300)

Tax attributable to S corporation portion of earnings	—	—	(1,213)	—

Other	(20)	94	127	14

	$3,401	$3,453	$2,823	$4,336

      Total income tax payments for the year ended December 31, 1999 and 1998 were approximately $3,810,000 and $4,907,000, respectively. At December 31, 1999, the Company had approximately $1,800,000 of state net operating loss carry-forwards which begin expiring in 2005.

9.  Employee Retirement Plans

      The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $197,000, $78,000 and $70,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      In 1996, the Company adopted the “Supplemental Retirement and Deferred Compensation Plan” for certain management employees. The Plan is an unfunded deferred compensation plan whereby the Company contributes an amount equal to 10 percent of annual net profits after deducting taxes to be paid by the stockholders, as defined in the Plan. During the year ended December 31, 1996, total expense recognized by the Company was $529,000, which was distributed to eligible employees in 1997 pursuant to termination of this Plan in January 1997.

      Certain of the Company’s fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,648,000, $1,479,000 and $1,836,000 during the years ended December 31, 1999, 1998 and 1997, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

      The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

      On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 1999, the Company is required to contribute 50 cents to the plan (compared to 45 cents in 1998 and 40 cents in 1997) for each hour worked in the preceding month by each plan participant. The Company has also agreed to increase its hourly contribution by five cents per participant annually through the year 2002. The Company’s funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $276,000, $232,000 and $147,000 during the years ended

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, respectively, there were no significant due and unpaid amounts related to the employee pension plan.

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

10.  Net Income Per Share

      The following table sets forth the computation of basic and diluted pro forma net income per share:

	Year Ended December 31

	1999	1998	1997

	(in thousands except per share data)

Numerator:

Pro forma net income	$5,150	$4,321	$7,219

Denominator:

Weighted average shares	7,046	7,014	5,975

Net effect of shares issued that are attributed to stockholder distributions made from initial public offering proceeds	—	—	482

Denominator for basic pro forma net income per share	7,046	7,014	6,457

Effect of dilutive securities:

Employee and director stock options	17	155	99

Denominator for diluted pro forma net income per share — adjusted weighted average shares and assumed conversions	7,063	7,169	6,556

Pro forma net income per share:

Basic	$0.73	$0.62	$1.12

Diluted	$0.73	$0.60	$1.10

      Options to purchase 959,000 shares of common stock at prices ranging from $6.06 to $14.50 were outstanding during 1999 but were not included in the computation of pro forma diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Stock Options

      The Company established a qualified stock option plan (“Plan”) effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company’s Board of Directors. A summary of activity under the Plan is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available		Exercise
	Under Grant	Number	Price

Balance at February 5, 1997 (inception of Plan)	—	—	$—

Authorized	600,000	—	—

Granted	(360,500)	360,500	5.12

Exercised	—	—	—

Canceled	48,500	(48,500)	5.00

Balance at December 31, 1997	288,000	312,000	5.14

Authorized	1,000,000	—	—

Granted	(491,000)	491,000	12.47

Exercised	—	(22,420)	5.00

Canceled	27,000	(27,000)	9.73

Balance at December 31, 1998	824,000	753,580	9.51

Granted	(659,133)	659,133	7.09

Exercised	—	(5,200)	5.00

Canceled	219,650	(219,650)	8.97

Balance at December 31, 1999	384,517	1,187,863	$8.29

Exercisable at December 31, 1999		166,930

      The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Price	Number	Life	Exercise Price	Number	Exercise Price

$ 4.13-$ 6.25	240,880	7.38	$5.06	79,380	$5.01
$ 7.00-$10.13	693,083	9.00	$7.35	36,450	$8.32
$13.75-$14.50	253,900	8.30	$13.90	51,100	$13.90

	1,187,863			166,930

      The Company’s 1997 Stock Option Plan has authorized the grant of options to acquire up to 1,600,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the year ended December 31, 1999 and 1998 was $7.09 and $9.21, respectively. During 1998, the weighted average exercise price and fair value of options granted below the fair market value at date of grant was $10.00 and $10.83 per option, respectively. The below market grant was for 50,000 shares at $10.00 per share and is being expensed over the related five-year vesting period in the amount of approximately $37,500 per year.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has elected to follow APB 25 and related Interpretations in accounting for its stock options issued to employees because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) requires use of option valuation models that were developed for use in valuing stock options. Under APB 25, because the exercise price of the Company’s employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized.

      Pro forma information regarding net income and pro forma earnings per share are required by SFAS No. 123, and have been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31

	1999	1998	1997

Expected life of award	5 years	5 years	5 years

Volatility	.739	.961	.699

Risk-free interest rate	6.36 percent	4.5 percent	6 percent

Expected dividends yield	0 percent	0 percent	0 percent

      Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option’s vesting period and the Company’s pro forma net income and pro forma net income per share would have been decreased to the pro forma amounts indicated below:

	Year Ended December 31

	1999	1998	1997

	(in thousands)

Pro forma net income as reported	$5,150	$4,321	$7,219

Pro forma net income including SFAS No. 123 expense	$4,480	$3,808	$7,114
Pro forma earnings per share including SFAS No. 123 expense

Basic	$0.64	$0.54	$1.10

Diluted	$0.63	$0.53	$1.09

      Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on the net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

12.  Related Party Transactions and Leases

      The Company leases certain properties from a partnership owned by related parties which includes the Company’s principal stockholders. The leases expire in 2017 and require stipulated rent increases every five years based on the Consumer Price Index. The Company is also obligated to pay the partnership any taxes related to the lease payments.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under the related party leases totaled approximately $1,035,000, $980,000 and $900,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $511,000, $328,000 and $259,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 1999, are as follows:

(In thousands)

2000	$1,195

2001	1,199

2002	1,170

2003	1,139

2004	1,112

Thereafter	13,196

$19,011

13.  Contingencies

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while under the employ of the Company. The Company does not believe there are any such contingencies at December 31, 1999 for which the eventual outcome would have a material adverse impact on the results of operations or liquidity of the Company.

      On March 10, 2000, the Company recorded a Notice of Lien against a recently completed project. The Company claims it is owed approximately $4.5 million for additional material and labor provided due to changes made by the owner and general contractor and which the Company believes is billable under the terms of its contract. The Company has incurred and expensed all of the costs related to this claim. Although management believes it is entitled to payment of the entire amount claimed, due to the uncertainty of related negotiations, arbitration and/or litigation that will be required to resolve the claim, only $915,000 of related revenue has been recognized through December 31, 1999.

      In December 1999, the Company temporarily suspended its efforts to install new financial accounting software. Included in “Other assets” on the Company’s Balance Sheet at December 31, 1999 are $2.2 million of cumulative related costs. Under SFAS No. 121, the suspension of this project is an indication of impairment which could result in the write-off of some or all of the accumulated costs at some future date if the Company is not successful in completing the project. However, the Company’s management intends to complete the project when the software vendor completes certain modifications to the software.

      During 1998, the Company filed a claim for approximately $8.6 million for additional reimbursement for work the Company believes is billable under the terms of the related contract with respect to changes made in completing certain aspects of a project. The Company has already incurred and expensed all of the costs related to this claim. While management believes it has a right to collect the full amount of the claim, no revenue has been recognized given the uncertainty of the related negotiations, arbitration, and/or litigation that will be required to resolve the ultimate payment due the Company.

      During 1996, the primary contractor on the Company’s largest contract claimed that the Company was liable under delay provisions and is seeking damages. The Company believes that the reasons for the delay were such that the Company should not be liable and accordingly no reserves have been created for this claim.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Segment Reporting and Significant Customers

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company makes key financial decisions based on certain operating results of its subsidiaries. Segment information as reviewed by the Company is as follows:

	Year Ended December 31, 1999

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$31,280	$97,642	$23,451	$84,459	$236,832

Revenues from other segments	—	4,194	2,701	5,450	12,345

Gross profit	5,593	11,115	4,946	23,600	45,254

Interest expense	1,796	2,978	1,761	5,445	11,980

Depreciation and amortization	623	1,855	724	2,487	5,689

Operating income, excluding goodwill amortization	3,329	482	2,402	14,939	21,152

Total assets	27,454	76,257	24,752	77,689	206,152

	Year Ended December 31, 1998

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$5,714	$131,185	$5,415	$47,626	$189,940

Revenues from other segments	—	35	1,755	3,924	5,714

Gross profit	1,013	14,057	1,692	12,531	29,293

Interest expense	370	2,704	614	3,124	6,812

Depreciation and amortization	122	1,873	213	1,410	3,618

Operating income, excluding goodwill amortization	607	3,785	1,080	8,312	13,784

Total assets	11,789	151,218	6,611	45,996	215,614

	1999	1998

	(in thousands)

Reconciliation of Revenues

Total external revenues for reportable segments	$236,832	$189,940

Intersegment revenues for reportable segments	12,345	5,714

Elimination of intersegment revenues	(12,345)	(5,714)

Total consolidated revenues	$236,832	$189,940

	1999	1998

	(in thousands)

Reconciliation of Interest Expense

Total interest expense for reportable segments	$11,980	$6,812

Elimination of intersegment interest expense	(228)	—

Total consolidated interest expense	$11,752	$6,812

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999	1998

	(in thousands)

Reconciliation of Total Assets

Total assets for reportable segments	$206,152	$215,614

Elimination of intercompany receivables	(19,729)	(9,807)

Elimination of investment in subsidiaries	(13,475)	(40,351)

Other adjustments	313	132

Total consolidated assets	$173,261	$165,588

      All Company segments derive revenues from steel fabrication and erection activities. All intersegment revenues and expenses are eliminated during consolidation.

      During 1999, the Company did not have revenues from any one customer that were in excess of 10 percent of 1999 revenues. During 1998 and 1997, the Company had revenues from certain customers that were in excess of 10 percent of the respective year’s revenues as follows:

	Year Ended
	December 31

	1998	1997

Customer A	14%	32%

Customer B	12%	n/a

Customer C	n/a	20%

      During the years ended December 31, 1999, 1998 and 1997, the Company’s revenues included approximately $998,000, $9,028,000 and $12,435,000, respectively, relating to projects carried out internationally for which approximately $0 and $2,029,000 were in accounts receivable at December 31, 1999 and 1998, respectively.

15.  Subsidiary Guarantors

      The Company’s 10 1/2% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries (collectively the “Subsidiary Guarantors”), all of which are wholly owned. The following table sets forth the “summarized combined financial information” of the Subsidiary Guarantors. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to Schuff in the form of cash dividends, loans or advances.

	December 31

	1999	1998

	(in thousands)

Balance sheet data:

Current assets	$54,184	$49,363

Noncurrent assets	72,316	15,033

Total assets	126,500	64,396

Current liabilities	21,488	17,038

Noncurrent liabilities	80,873	636

Total stockholders’ equity	24,139	46,722

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31

	1999	1998

	(in thousands)

Operating data:

Revenues	$139,366	$58,755

Gross profit	34,139	15,236

Net income	5,956	2,800

      The Company has no other subsidiaries other than the Subsidiary Guarantors. The summarized combined financial information of the Subsidiary Guarantors includes information only for the periods from the Subsidiary Guarantors’ dates of acquisitions, since prior to such acquisition dates, the Subsidiary Guarantors were not subsidiaries of the Company. The Subsidiary Guarantors’ net income also includes goodwill amortization and interest expense, net of tax benefits, allocated from the Company to reflect the amount of long-term debt used and goodwill generated in the acquisitions.

16.  Quarterly Results of Operations (Unaudited)

      A summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 follows (in thousands, except for per share amounts):

	Fiscal Year 1999

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$54,113	$56,661	$65,715	$60,343

Gross profit	11,545	9,648	13,533	10,528

Net income	1,457	282	2,482	929

Net income per share:

Basic	$0.21	$0.04	$0.35	$0.13

Diluted	$0.21	$0.04	$0.35	$0.13

Weighted average number of shares outstanding:

Basic	7,025	7,030	7,062	7,067

Diluted	7,079	7,070	7,073	7,067

	Fiscal Year 1998

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$27,426	$35,733	$55,960	$70,821

Gross profit	4,992	3,287	9,012	12,002

Net income (loss)	1,595	(264)	1,084	1,906

Net income (loss) per share:

Basic	$0.23	$(0.04)	$0.15	$0.27

Diluted	$0.22	$(0.04)	$0.15	$0.27

Weighted average number of shares outstanding:

Basic	7,000	7,012	7,022	7,023

Diluted	7,159	7,012	7,161	7,070

      The 1999 and 1998 quarterly results for basic and diluted pro forma net income (loss) per share, when totaled, may not equal the basic and diluted net income per share for the years ended December 31, 1999 and 1998. These variances are due to rounding and certain options being antidilutive for certain quarters but not for the year.

EXHIBIT INDEX

Exhibit
Number		Description

2.1(a	)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E.C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(b	)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E.C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(c	)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E.C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2		Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3		Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
3.1(a	)	Certificate of Incorporation of the Registrant(1)
3.1(b	)	Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
3.2		Bylaws of the Registrant(1)
3.3(a	)	Articles of Incorporation of B & K Steel Fabrications, Inc. (“B&K Steel”)(9)
3.3(b	)	Articles of Amendment of B & K(9)
3.4		Bylaws of B & K(9)
3.5(a	)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5(b	)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6		Bylaws of Addison(9)
3.7(a	)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7(b	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7(c	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7(d	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7(e	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20, 1966(9)
3.7(f	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7(g	)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8		Bylaws of Addison Steel(9)
3.9(a	)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9(b	)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10		Bylaws of Quincy(9)
4.1		Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)(1)

Exhibit
Number		Description

4.2		Form of Certificate representing Common Stock(1)
4.3		Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4		Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5		Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(a	)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1(b	)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2(a	)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2(b	)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30,1995(1)
10.2(c	)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2(d	)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e	)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2(f	)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(g	)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(h	)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2(i	)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2(k	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2(l	)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2(m	)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3(a	)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3(b	)	Variable Rate Line of Credit Note and Addendum dated June 30,1995(1)
10.3(c	)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4		Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number		Description

10.5		Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6		Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.7		Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(1)
10.7.1		Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8		Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9		Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.10		Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11		Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12(	a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(	b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12(	c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12(	d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13		Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(	a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)
10.15(	a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15(	b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19		Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20(	a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(	b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(10)
10.21		Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22		Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)*
10.23		Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)*
10.24		Employment Agreement by and among Bannister Steel, Inc., Schuff Steel Company, and Ted F. Rossin, dated October 15, 1998*
10.25		Schuff Steel Company 1999 Employee Stock Purchase Plan(11)
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, independent auditors
24.1		Power of Attorney of David A. Schuff

Exhibit
Number	Description

24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney H. Wilson Sundt
27	Financial Data Schedule

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No. 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-82279), effective July 2, 1999.

  (b)  Reports on Form 8-K/none

  (c)  See Item 14(a)(3) above.

  (d)  See “Financial Statements and Supplementary Data” included under Item 8 to this Annual Report on Form 10-K.