Form 10-Q
period 2000-03-31
SCHUFF STEEL CO
filed 2000-05-15
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                           Yes [X]        No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of May 8, 2000, there were 7,114,557 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
Part I:     Financial Information

      Item 1. Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets  -
              March 31, 2000 and December 31, 1999                                        1

              Condensed Consolidated Statements of Income  -
              Three Months Ended March 31, 2000 and 1999                                  2

              Condensed Consolidated Statements of Cash Flows  -
              Three Months Ended March 31, 2000 and 1999                                  3

              Notes to Condensed Consolidated Financial Statements - March 31, 2000       4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                         6

      Item 3. Quantitative and Qualitative Disclosures about Market Risk                 17

Part II:    Other Information

      Item 6. Exhibits and Reports on Form 8-K                                           19

Signatures

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    MARCH 31        DECEMBER 31
                                                                     2000              1999
                                                                   ----------------------------
                                                                       (Unaudited) (Note 1)
                                                                           (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,532          $  8,682
  Restricted funds on deposit                                         2,743             2,710
  Receivables                                                        52,109            51,968
  Costs and recognized earnings in excess of
   billings on uncompleted contracts                                 18,281            16,100
  Inventories                                                        10,124             7,614
  Deferred tax asset                                                  1,425             1,425
  Prepaid expenses and other current assets                           1,373             1,395
                                                                   --------------------------
Total current assets                                                 88,587            89,894

Property, plant and equipment, net                                   28,092            25,322
Goodwill, net                                                        50,495            51,036
Other assets                                                          6,934             7,009
                                                                   --------------------------
                                                                   $174,108          $173,261
                                                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  9,285          $ 11,950
  Accrued payroll and employee benefits                               3,475             4,017
  Accrued interest                                                    3,760             1,109
  Other accrued liabilities                                           3,520             3,248
  Billings in excess of costs and recognized                          9,433             8,864
   earnings on uncompleted contracts
  Income taxes payable                                                1,060                --
  Current portion of long-term debt                                   3,169             5,209
                                                                   --------------------------
Total current liabilities                                            33,702            34,397

Long-term debt, less current portion                                101,230           101,390
Deferred income taxes                                                 2,490             2,491
Other liabilities                                                       432               433

Stockholders' equity:
  Preferred stock, $.001 par value - authorized                          --                --
   1,000,000 shares; none issued
  Common stock, $.001 par value - authorized
   20,000,000 shares; 7,114,557 and 7,067,328 shares
   issued and outstanding at March 31, 2000 and                           7                 7
   December 31, 1999, respectively
  Additional paid-in capital                                         14,589            14,419
  Retained earnings                                                  21,658            20,124
                                                                   --------------------------
Total stockholders' equity                                           36,254            34,550
                                                                   --------------------------
                                                                   $174,108          $173,261
                                                                   ==========================


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                        2000               1999
                                                      ---------------------------
                                                            (in thousands)
Revenues                                              $ 62,940           $ 54,113
Cost of revenues                                        50,526             42,568
                                                      ---------------------------
    Gross profit                                        12,414             11,545

General & administrative expenses                        6,601              5,442
Goodwill amortization                                      541                539
                                                      ---------------------------
    Operating income                                     5,272              5,564
Interest expense                                        (2,967)            (2,964)
Other income                                               339                217
                                                      ---------------------------
Income before income tax provision                       2,644              2,817
Income tax provision                                     1,110              1,360
                                                      ---------------------------
    Net income                                        $  1,534           $  1,457
                                                      ===========================

Net income per share:
Basic                                                 $   0.22           $   0.21
                                                      ===========================
Diluted                                               $   0.22           $   0.21
                                                      ===========================

Weighted average shares used in computation:
Basic                                                    7,089              7,025
                                                      ===========================
Diluted                                                  7,111              7,079
                                                      ===========================


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            THREE MONTHS ENDED MARCH 31
                                                                              2000               1999
                                                                            ---------------------------
                                                                                   (in thousands)
OPERATING ACTIVITIES
Net income                                                                  $  1,534           $  1,457
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                             1,490              1,413
     (Gain) loss on disposal of property and equipment                           (10)                21
     Deferred taxes                                                               (1)                33
     Unearned compensation                                                         9                  9
     Stock awards                                                                 16
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                               (33)               (27)
       Receivables                                                              (141)             1,832
       Costs and recognized earnings in excess of billings on
           uncompleted contracts                                              (2,181)               455
       Inventories                                                            (2,510)            (1,094)
       Prepaid expenses and other assets                                          22             (1,046)
       Accounts payable                                                       (2,665)            (4,419)
       Accrued payroll and employee benefits                                    (542)              (147)
       Accrued interest                                                        2,652              2,767
       Other accrued liabilities                                                 272               (196)
       Billings in excess of costs and recognized earnings on
           uncompleted contracts                                                 569              1,437
       Income taxes payable                                                    1,060                 --
       Other accrued liabilities                                                  (1)               188
                                                                            ---------------------------
                  NET CASH (USED IN) PROVIDED BY OPERATING                      (460)             2,683
                  ACTIVITIES

INVESTING ACTIVITIES
Acquisitions of property and equipment                                        (3,614)            (1,019)
Proceeds from disposals of property and equipment                                 31                  3
Change in other assets                                                           (51)                --
                                                                            ---------------------------
                  NET CASH USED IN INVESTING ACTIVITIES                       (3,634)            (1,016)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings               25,935             10,286
Principal payments on revolving line of credit and long-term debt            (28,135)           (11,827)
Proceeds from the exercise of stock options and stock purchase plan              144                 27
                                                                            ---------------------------
                  NET CASH USED IN FINANCING ACTIVITIES                       (2,056)            (1,514)

                  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (6,150)               153
Cash and cash equivalents at beginning of period                               8,682             15,431
                                                                            ---------------------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,532           $ 15,584
                                                                            ===========================


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.    RECEIVABLES

      Receivables consist of the following at:


                                       MARCH 31        DECEMBER 31
                                         2000             1999
                                       ------------------------
                                            (in thousands)
      Contract receivables:
        Contracts in progress          $41,023          $42,229
        Unbilled retentions             10,729            9,241
                                       ------------------------
                                        51,752           51,470
      Other receivables                    357              498
                                       ------------------------
                                       $52,109          $51,968
                                       ========================


3.    INVENTORIES

      Inventories consist of the following at:


                                       MARCH 31        DECEMBER 31
                                         2000             1999
                                       ------------------------
                                            (in thousands)
      Raw materials                   $ 9,860          $ 7,343
      Finished goods                      264              271
                                      ------------------------
                                      $10,124          $ 7,614
                                      ========================

4.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted pro forma net income per share:


                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           2000            1999
                                                          ------          ------
                                                              (in thousands,
                                                          except per share data)
      Numerator:
        Net income                                        $1,534          $1,457
                                                          ======================

      Denominator:
        Weighted average shares                            7,089           7,025
                                                          ----------------------
      Denominator for basic net income per share           7,089           7,025

      Effect of dilutive securities:
        Employee and director stock options                   22              54
                                                          ----------------------

        Denominator for diluted net income per
         share - adjusted weighted average
         shares and assumed conversions                    7,111           7,079
                                                          ======================

      Net income per share:
        Basic                                             $ 0.22          $ 0.21
                                                          ======================
        Diluted                                           $ 0.22          $ 0.21
                                                          ======================


5.    CONTINGENT MATTERS

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 1999 or March 31, 2000 for which the eventual outcome would have a material adverse impact on the Company.

6.    SEGMENT INFORMATION


                                                                  Three Months Ended March 31, 2000
                                                ----------------------------------------------------------------------
                                                  Western      Pacific                     Southeastern
                                                    US        Southwest     Southwest           US           Total
                                                ----------------------------------------------------------------------
                                                                           (in thousands)
      Revenues from external customers            $ 8,783      $ 30,491      $ 2,148         $ 21,518       $ 62,940
      Intersegment revenues                            --         1,200          615            1,077          2,892
      Operating income, excluding
         goodwill amortization                        655         2,394          (80)           2,844          5,813

                                                                  Three Months Ended March 31, 1999
                                                ----------------------------------------------------------------------
                                                  Western      Pacific                     Southeastern
                                                    US        Southwest     Southwest           US             Total
                                                ----------------------------------------------------------------------
                                                                           (in thousands)
      Revenues from external customers            $ 5,939      $ 23,455      $ 5,863         $ 18,856       $ 54,113
      Intersegment revenues                            --            --          547            1,225          1,772
      Operating income, excluding
         goodwill amortization                        757           182        1,110            4,054          6,103

      A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

                                                              Three Months Ended
                                                                   March 31
                                                         ------------------------------
                                                              2000            1999
                                                         ------------------------------
                                                                (in thousands)
     Total operating income, excluding goodwill
        amortization for reportable segments                $ 5,813         $ 6,103
     Goodwill amortization                                     (541)           (539)
     Interest expense                                        (2,967)         (2,964)
     Other income                                               339             217
                                                         ------------------------------
     Income before income taxes                             $ 2,644         $ 2,817
                                                         ==============================


7.    COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 2000 and 1999 equaled net income for the corresponding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      On June 4, 1998, the Company acquired all of the capital stock of Addison Structural Services, Inc. ("ASSI"), a privately-held holding company headquartered in Albany, Georgia. The aggregate purchase price was $59.5 million, of which approximately $56.3 million was paid in cash at closing and $3.2 million was paid in the form of a promissory note. As a result of such purchase, the Company acquired indirect ownership of the assets of ASSI's wholly owned operating subsidiaries Addison Steel, Inc. ("Addison") and Quincy Joist Company ("Quincy").

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

      The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on the fair values at the dates of the acquisition with the excess of the purchase price over net assets acquired being recorded as goodwill.

      Results of Operations

      Revenues

      Revenues increased by $8.8 million, or 16.3 percent, to $62.9 million for the three months ended March 31, 2000 from $54.1 million for the three months ended March 31, 1999. The increase in revenues was primarily a result of additional revenues generated by the parent company. The average revenues for the Company's ten largest revenue generating contracts was $2.6 million for the three months ended March 31, 2000 and $1.9 million in the three months ended March 31, 1999.

      Gross Profit

      Gross profit increased by $869,000, or 7.5 percent, to $12.4 million for the three months ended March 31, 2000 from $11.5 million for the three months ended March 31, 1999. As a percentage of revenues, gross profit decreased to 19.7 percent in the first quarter of 2000 from 21.3 percent in the comparable 1999 period. The decrease as a percentage of revenues was primarily attributable to variations in project mix and unusually low steel prices in 1999.

      General and Administrative Expenses

      General and administrative expenses increased by $1.2 million, or 21.3 percent, to $6.6 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. The $1.2 million increase in 2000 was largely attributable to additional general and administrative costs required to support the revenue growth of the companies acquired in 1998. General and administrative expenses as a percentage of revenues increased to 10.5 percent for the first quarter of 2000 from 10.1 percent in the comparable 1999 period.

      Goodwill Amortization

      Goodwill amortization was $541,000 in 2000 and $539,000 in 1999 and represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six and

      Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years.

      Interest Expense

      Interest expense was $3.0 million in both the three months ended March 31, 2000 and 1999. The interest expense is primarily attributable to the Company's $100.0 million 10-1/2% Senior Notes issued in June 1998.

      Other Income

      Other income increased slightly to $339,000 in 2000 from $217,000 in 1999.

      Income Tax Provision

      Income tax expense decreased by $250,000, or 18.4 percent, to $1.1 million, or a 42.0 percent effective tax rate, for the three months ended March 31, 2000 from income tax expense of $1.4 million, or a 48.3 percent effective tax rate, for the three months ended March 31, 1999. The effective tax rate is higher than the federal statuary rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The decrease in the effective tax rate is due primarily to income tax credits attributable to qualifying research and experimentation expenses associated with the Company's engineering, detailing and software development activities.

      Net Income

      Net income increased by $77,000, or 5.3 percent, to $1.5 million for the three months ended March 31, 2000 from net income of $1.4 million for the three months ended March 31, 1999, primarily due to the factors described above.

      Backlog

      Backlog at March 31, 2000 was $151.0 million, representing a $14.5 million decrease over backlog at March 31, 1999, of $165.5 million. The decrease in backlog compared to March 31, 1999 was primarily the result of three major construction contracts in progress in the first quarter of 1999 which were completed prior to March 31, 2000.

      The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

      Liquidity and Capital Resources

      The Company attempts to structure payment arrangements under its contracts to match costs incurred on related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At March 31, 2000, the Company had $688,000 of outstanding borrowings under its line of credit, with approximately $22.7 million available for borrowings, and working capital of approximately $54.9 million. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

      The Company's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities used $460,000 and provided cash flows of $2.7 million in the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, operating cash flows were less than net income primarily due to a $2.2 million increase in costs and recognized earnings in excess of billings on uncompleted contracts, a $2.5 million increase in inventory, and a $2.7 million decrease in accounts payable. For the three months ended March 31, 1999, operating cash flows were greater than net income due to depreciation and amortization of $1.4 million and changes in working capital requirements resulting from day-to-day operations. Cash used in investing activities totaled $3.6 million in the three months ended March 31, 2000, substantially all of which was related to the construction of the Company's new joist manufacturing facility and upgrades in fabrication equipment. Investing activities of $1.0 million for the three months ended March 31, 1999, primarily related to upgrades in fabrication equipment. Financing activities required $2.1 million and $1.5 million in the three months ended March 31, 2000 and 1999, respectively, substantially all of which was related to payments on the Company's revolving line of credit in 2000 and 1999.

      The Company maintains a $25.0 million bank credit facility that matures on June 30, 2001, which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved can range from a minimum of prime or LIBOR plus 2.25% to a maximum of prime plus 1.50% or LIBOR plus 3.50%. At March 31, 2000, there was approximately $22.7 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.6 million of outstanding letters of credit under which the Company is committed.

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

      On June 4, 1998, the Company completed a private placement of $100.0 million in principal amount of its 10-1/2% Senior Notes due 2008 ("Senior Notes"). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of Addison, Quincy, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sales of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries.

      The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $3.7 million at March 31, 2000 with interest rates ranging from 5.73 percent to prime and maturing in the years 2000 through 2002. Two of the notes payable are secured by letters of credit totaling an aggregate of $1.6 million.

      The Company leases some if its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to the Company's principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company's annual rental payments for the three leases were $1.0 million in 1999, increasing to $1.1 million in each year thereafter during the remaining terms of the leases.

      The Company estimates that its capital expenditures for 2000 will be approximately $5 million of which approximately $3.6 million had been expended as of March 31, 2000, which was primarily related to the remaining costs of construction of its new joist manufacturing facility in Arizona. The Company is also considering expansion of certain of its facilities and production capacities, which would increase the 2000 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

      Fixed Price Contracts

      Of the Company's $151.0 million backlog at March 31, 2000, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

      Variations in Backlog; Dependence on Large Contracts

      The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $33.3 million, representing 22.1% of the Company's backlog at March 31, 2000, was attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

      Risks of International Operations

      The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company's revenues in 1999 and in the three months ended March 31, 2000 were related to projects outside the United States. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

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

      Potential Asset Impairment

      In December 1999, the Company temporarily suspended its efforts to install new financial accounting software. Included in "Other Assets" on the Company's Balance Sheet at March 31, 2000, are $2.2 million of cumulative related costs. Under SFAS No. 121, the suspension of this project is an indication of impairment, which could result in the write-off of some or all of the accumulated costs at some future date if the Company is not successful in completing the project. However, the Company's management intends to complete the project when the software vendor completes certain modifications to the software.

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

      Volatility Of Stock Price

      The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock is also subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8.00 per share. Since that time, the Company's Common Stock has traded as low as $3.00 per share and as high as $15.625 per share. The market price for the Company's Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

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

      Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or any other reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      At March 31, 2000, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

      Primary Market Risk Exposure

      The Company is exposed to market risk from changes in interest rates associated with its holding variable rate debt ($4.1 million outstanding balance at March 31, 2000). Assuming an identical outstanding balance for the first three months of 2000, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the three months ended March 31, 2000 by approximately $103,000.

      The Company is also exposed to market risk from changes in interest rates primarily as a result of its $100.0 million 10-1/2 percent fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

         Exhibit Number             Description of Exhibit
         --------------             ----------------------
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




                              SCHUFF STEEL COMPANY

Date:  May 15, 2000           By:  /s/ Kenneth F. Zylstra
                                  --------------------------------
                                         Kenneth F. Zylstra
                             Vice President and Chief Financial Officer
                      (Principal Financial Officer and Duly Authorized Officer)

                                        EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
--------                         ---------------------------

  27                               Financial Data Schedule