Form 10-Q
period 2000-06-30
SCHUFF STEEL CO
filed 2000-08-11
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes   X     No
                                     -----       -----

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of August 1, 2000, there were 7,155,024 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
Part I:       Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets  -
              June 30, 2000 and December 31, 1999                                        1

              Condensed Consolidated Statements of Income  -
              Three Months Ended June 30, 2000 and 1999 and
              Six Months Ended June 30, 2000 and 1999                                    2

              Condensed Consolidated Statements of Cash Flows  -
              Six Months Ended June 30, 2000 and 1999                                    3

              Notes to Condensed Consolidated Financial Statements - June 30, 2000       4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                18

Part II:      Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                       19

     Item 6.  Exhibits and Reports on Form 8-K                                          20

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30      DECEMBER 31
                                                                                       2000           1999
                                                                                    -------------------------
                                                                                     (Unaudited)     (Note 1)
                                                                                         (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  6,866      $  8,682
   Restricted funds on deposit                                                          2,477         2,710
   Receivables                                                                         62,351        51,968
   Costs and recognized earnings in excess of billings on uncompleted contracts        13,205        16,100
   Inventories                                                                         11,999         7,614
   Deferred tax asset                                                                   1,425         1,425
   Prepaid expenses and other current assets                                            1,127         1,395
                                                                                    -------------------------
Total current assets                                                                   99,450        89,894

Property and equipment, net                                                            30,187        25,322
Goodwill, net                                                                          49,954        51,036
Other assets                                                                            6,418         7,009
                                                                                    -------------------------
                                                                                     $186,009      $173,261
                                                                                    =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  8,062      $ 11,950
   Accrued payroll and employee benefits                                                4,786         4,017
   Accrued interest                                                                     1,084         1,109
   Other accrued liabilities                                                            3,902         3,248
   Billings in excess of costs and recognized earnings on uncompleted contracts        14,917         8,864
   Income taxes payable                                                                 1,592          --
   Current portion of long-term debt                                                   10,265         5,209
                                                                                    -------------------------
Total current liabilities                                                              44,608        34,397

Long-term debt, less current portion                                                  100,160       101,390
Deferred income taxes                                                                   2,489         2,491
Other liabilities                                                                         425           433


Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued             --            --
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,117,225 and
     7,067,328 shares issued and outstanding at June 30, 2000 and December 31,
     1999, respectively                                                                     7             7
   Additional paid-in capital                                                          14,608        14,419
   Retained earnings                                                                   23,712        20,124
                                                                                    -------------------------
Total stockholders' equity                                                             38,327        34,550
                                                                                    -------------------------
                                                                                     $186,009      $173,261
                                                                                    =========================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30                        JUNE 30
                                                    2000           1999            2000            1999
                                                  --------------------------------------------------------
                                                          (in thousands, except per share data)
Revenues                                          $ 71,494       $ 56,661       $ 134,264       $ 110,773
Cost of revenues                                    57,750         47,013         108,105          89,581
                                                  --------------------------------------------------------
    Gross profit                                    13,744          9,648          26,159          21,192

General and administrative expenses                  6,895          5,770          13,498          11,212
Goodwill amortization                                  541            538           1,083           1,076
                                                  --------------------------------------------------------
    Operating income                                 6,308          3,340          11,578           8,904
Interest expense                                    (2,994)        (2,845)         (5,961)         (5,809)
Other income                                           229            376             568             593
                                                  --------------------------------------------------------
    Income before income tax provision               3,543            871           6,185           3,688
Income tax provision                                 1,488            589           2,597           1,949
                                                  =======================================================
    Net income                                    $  2,055       $    282       $   3,588       $   1,739
                                                  =======================================================

Net income per share:
   Basic                                          $   0.29       $   0.04       $    0.51       $    0.25
                                                  =======================================================
   Diluted                                        $   0.29       $   0.04       $    0.50       $    0.25
                                                  =======================================================

Weighted average shares used in computation:
   Basic                                             7,115          7,030           7,102           7,028
                                                  =======================================================
   Diluted                                           7,155          7,070           7,140           7,074
                                                  =======================================================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30
                                                                           2000            1999
                                                                          -------------------------
                                                                               (in thousands)
OPERATING ACTIVITIES
Net income                                                                $  3,588       $  1,739
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                           3,056          2,852
     Loss on disposal of property and equipment                                 47             19
     Deferred taxes                                                             (2)           (27)
     Unearned compensation                                                      19             19
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                             233            (69)
       Receivables                                                         (10,383)        (3,630)
       Costs and recognized earnings in excess of billings on
         uncompleted contracts                                               2,895         (1,052)
       Inventories                                                          (4,385)        (1,735)
       Prepaid expenses and other assets                                       268           (905)
       Accounts payable                                                     (3,888)        (4,689)
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                               6,053          2,772
       Accrued payroll and employee benefits                                   769            139
       Income taxes payable                                                  1,592           --
       Other accrued liabilities                                               621            330
                                                                          -------------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 483         (4,237)

INVESTING ACTIVITIES
Acquisitions of property and equipment                                      (6,690)        (3,284)
Proceeds from disposals of property and equipment                               58           --
Increase in other assets                                                       337           --
                                                                          -------------------------
           NET CASH USED IN INVESTING ACTIVITIES                            (6,295)        (3,284)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings             53,177         15,788
Principal payments on revolving line of credit and long-term debt          (49,351)       (15,281)
Proceeds from the issuance of common stock                                     170             47
                                                                          -------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,996            554

           DECREASE IN CASH AND CASH EQUIVALENTS                            (1,816)        (6,967)
Cash and cash equivalents at beginning of period                             8,682         15,431
                                                                          ========================
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,866       $  8,464
                                                                          ========================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. RECEIVABLES

Receivables consist of the following at:

                                       JUNE 30     DECEMBER 31
                                        2000         1999
                                     -------------------------
                                           (in thousands)
         Contract receivables:
            Contracts in progress      $49,182      $42,229
            Unbilled retentions         12,805        9,241
                                     -------------------------
                                        61,987       51,470
         Other receivables                 364          498
                                     -------------------------
                                       $62,351      $51,968
                                     =========================

3. INVENTORIES

Inventories consist of the following at:

                                  JUNE 30       DECEMBER 31
                                   2000            1999
                             ------------------------------------
                                      (in thousands)
         Raw materials           $11,914          $7,343
         Finished goods               85             271
                             -------------------------------
                                 $11,999          $7,614
                             ===============================

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted pro forma net income per share:

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30                 JUNE 30
                                                        2000        1999        2000        1999
                                                       ------------------------------------------
                                                          (in thousands, except per share data)
Numerator:
   Net income                                          $2,055      $  282      $3,588      $1,739
                                                       ==========================================

Denominator:
   Weighted average shares                              7,115       7,030       7,102       7,028
                                                       ------------------------------------------
Denominator for basic net income per share              7,115       7,030       7,102       7,028

Effect of dilutive securities:
   Employee and director stock options                     40          40          38          46
                                                       ------------------------------------------
   Denominator for diluted net income per share -
     adjusted weighted average shares and assumed
     conversions                                        7,155       7,070       7,140       7,074
                                                       ==========================================

Net income per share:
   Basic                                               $ 0.29      $ 0.04      $ 0.51      $ 0.25
                                                       ==========================================
   Diluted                                             $ 0.29      $ 0.04      $ 0.50      $ 0.25
                                                       ==========================================

5. CONTINGENT MATTERS

   The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at June 30, 2000 or December 31, 1999 for which the eventual outcome would have a material adverse impact on the Company.

   On July 6, 2000, the Company announced that it had reached a settlement with the Church of Jesus Christ of Latter-day Saints relating to change orders associated with the Company's fabrication and erection of the Church's Conference Center in Salt Lake City, Utah, and which were included in the Company's Notice of Lien filed on March 10, 2000, that is more fully discussed in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999. The Company reported that a negotiated settlement was concluded on June 30, 2000.

6. SEGMENT INFORMATION

6. SEGMENT INFORMATION

                                                        Three Months Ended June 30, 2000
                                          ------------------------------------------------------------
                                          Western      Pacific                Southeastern
                                            US        Southwest   Southwest        US         Total
                                          -------     ---------   ---------   ------------   ---------
                                                                (in thousands)
     Revenues from external customers      $8,656      $36,030      $2,483      $24,325      $71,494
     Intersegment revenues                   --          1,026         647        1,960        3,633
     Operating income, excluding
        goodwill amortization                 587        2,902          35        3,325        6,849

                                                         Three Months Ended June 30, 1999
                                          --------------------------------------------------------------
                                          Western       Pacific                 Southeastern
                                            US         Southwest    Southwest        US         Total
                                          -------      ---------    ---------   ------------   ---------
                                                                  (in thousands)
     Revenues from external customers      $6,871      $ 24,480       $5,509      $19,801      $56,661
     Intersegment revenues                     --            52          478        1,806        2,336
     Operating income, excluding
        goodwill amortization                 755          (944)         888        3,179        3,878

                                                        Six Months Ended June 30, 2000
                                          -------------------------------------------------------------
                                          Western      Pacific                  Southeastern
                                            US        Southwest    Southwest         US         Total
                                          -------     ---------    ---------    -------------  --------
                                                                 (in thousands)
     Revenues from external customers     $17,439      $66,438      $ 4,632       $45,755      $134,264
     Intersegment revenues                     --        2,309        1,262         3,124         6,695
     Operating income, excluding
        goodwill amortization               1,240        5,297          (45)        6,169        12,661

                                                           Six Months Ended June 30, 1999
                                          --------------------------------------------------------------
                                          Western      Pacific                    Southeastern
                                            US        Southwest      Southwest        US         Total
                                          -------     ---------      ---------    ------------  --------
                                                                   (in thousands)
     Revenues from external customers     $12,811      $ 47,935       $11,372      $38,655      $110,773
     Intersegment revenues                     --            52         1,025        3,030         4,107
     Operating income, excluding
        goodwill amortization               1,512          (761)        1,998        7,231         9,980

     A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

                                                  Three Months Ended             Six Months Ended
                                                       June 30                       June 30
                                                ---------------------------------------------------
                                                  2000          1999           2000          1999
                                                ---------------------------------------------------
                                                                  (in thousands)
Total operating income, excluding goodwill
   amortization for reportable segments         $ 6,849       $ 3,878       $ 12,661       $ 9,980
Goodwill amortization                              (541)         (538)        (1,083)       (1,076)
Interest expense                                 (2,994)       (2,845)        (5,961)       (5,809)
Other income                                        229           376            568           593
                                                ---------------------------------------------------
Income before income taxes                      $ 3,543       $   871       $  6,185       $ 3,688
                                                ===================================================

7. COMPREHENSIVE INCOME

   Total comprehensive income for the three months and six months ended June 30, 2000 and 1999 equaled net income for the corresponding periods.

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

On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison Structural Services, Inc. ("ASSI"), a privately-held holding company headquartered in Albany, Georgia. The aggregate purchase price was approximately $59.5 million, of which approximately $56.3 million was paid in cash and $3.2 million was paid in the form of a promissory note. As a result of such purchase, the Company acquired indirect ownership of the assets of ASSI's wholly owned operating subsidiaries Addison Steel, Inc. ("Addison") and Quincy Joist Company ("Quincy").

On August 31, 1998, the Company acquired all of the capital stock of Six Industries, Inc. ("Six"), a privately-held company headquartered in Houston, Texas. The aggregate purchase price was approximately $18.2 million, of which approximately $16.7 million was paid in cash and $1.5 million was paid in the form of a promissory note.

On October 15, 1998, the Company acquired all of the issued and outstanding capital stock of Bannister Steel, Inc. ("Bannister"), a privately-held company headquartered in National City, California. The aggregate purchase price was approximately $16.8 million, of which approximately $15.8 million was paid in cash and $1.0 million was paid in the form of a promissory note.

The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets and liabilities acquired based on the fair values on the dates of the acquisitions with the excess of the purchase price over net assets acquired being recorded as goodwill.

Results of Operations

Revenues

Revenues increased by 26.2 percent to $71.5 million for the three months ended June 30, 2000 from $56.7 million for the three months ended June 30, 1999. Revenues increased by 21.2 percent to $134.3 million for the six months ended June 30, 2000 from $110.8 million for the six months ended June 30, 1999. The increase in revenues was primarily a result of additional revenues generated by the parent company from a greater number of projects.

The average revenues for the Company's ten largest revenue generating projects in the three and six month periods ended June 30, 2000 were $2.6 million and $5.3 million, respectively, versus $1.8 million and $2.9 million in the three and six month periods ended June 30, 1999, respectively. Although the Company's focus is on smaller projects with shorter cycle times and increased productivity, the New Mile High Stadium project caused an increase in average revenues over the six months ended June 30, 2000.

Gross Profit

Gross profit increased by 42.5 percent to $13.7 million for the three month period ended June 30, 2000 from $9.6 million for the three month period ended June 30, 1999. Gross profit increased by 23.4 percent to $26.2 million for the six month period ended June 30, 2000 from $21.2 million for the six month period ended June 30, 1999. Such increases were primarily attributable to recognition of additional revenues. As a percentage of revenues, gross profit increased to
19.2 percent and 19.5 percent for the three and six month periods ended June 30, 2000, respectively, from 17.0 percent and 19.1 percent for the three and six month periods ended June 30, 1999. The increases in gross profit as a percentage of revenues were primarily attributable to variations in project mix.

General and Administrative Expenses

General and administrative expenses increased by 19.5 percent to $6.9 million for the three months ended June 30, 2000 from $5.8 million for the three months ended June 30, 1999. General and administrative expenses increased by 20.4 percent to $13.5 million for the six months ended June 30, 2000 from $11.2 million for the six months ended June 30, 1999. The increases in 2000 were largely attributable to additional general and administrative costs required to support the revenue growth of the companies and increased legal fees associated with the settlement of pending claims. General and administrative expenses as a percentage of revenues decreased to 9.6 percent for the three months ended June 30, 2000 from 10.2 percent for the three months ended June 30, 1999, primarily as a result of increased revenues. General and administrative expenses as a percentage of revenues for the six months ended June 30, 2000 and 1999 were 10.1 percent in both periods.

Goodwill Amortization

Goodwill amortization was $541,000 and $538,000 for the three month periods ended June 30, 2000 and 1999, respectively. Goodwill amortization was $1.1 million for the six month periods ended June 30, 2000 and 1999, respectively. The goodwill amortization represents the amortization of the excess of cost over fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years.

Interest Expense

Interest expense increased to $3.0 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999 and to $6.0 million for the six months ended June 30, 2000 from $5.8 million for the six months ended June 30, 1999. The interest expense is primarily attributable to the Company's $100.0 million 10-1/2% Senior Notes issued in June 1998 and the Company's increased use of available lines of credit during the six months ended June 30, 2000.

Other Income

Other income decreased slightly to $229,000 for the three months ended June 30, 2000 from $376,000 for the three months ended June 30, 1999 and to $568,000 for the six months ended June 30, 2000 from $593,000 for the six months ended June 30, 1999.

Income Tax Provision

Income tax expense increased by $899,000, or 152.6 percent, to $1.5 million, which reflects a 42.0 percent effective tax rate, for the three months ended June 30, 2000 from income tax expense of $589,000, or a 67.6 percent effective tax rate, for the three months ended June 30, 1999. Income tax expense increased by $648,000, or 33.2 percent, to $2.6 million, which reflects a 42.0 percent effective tax rate, for the six months ended June 30, 2000 from income tax expense of $1.9 million, or a 52.8 percent effective tax rate, for the six months ended June 30, 1999. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The decreases in the effective tax rate were due primarily to income tax credits attributable to qualifying research and experimentation expenses associated with the Company's engineering, detailing and software development activities.

Backlog

Backlog decreased 3.0 percent to $146.5 million at June 30, 2000 from $151.0 million at March 31, 2000. The decrease in backlog compared to March 31, 2000 was primarily the result of job mix based on selected targeted projects. The Company has made an effort to focus on bidding on a greater number of projects with shorter duration to maximize efficiencies and reduce risk.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At June 30, 2000, the Company had working capital of approximately $54.8 million and $7.8 million of borrowings under its line of credit, with approximately $15.6 million available for future borrowings. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $483,000 and required cash flows of $4.2 million for the six months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, operating cash flows were less than net income due to a net increase in working capital accounts. Cash used in investing activities totaled $6.3 million for the six months ended June 30, 2000, substantially all of which was related to the construction of the Company's new joist manufacturing facility (approximately $4.0 million) and upgrades in fabrication equipment. Investing activities of $3.3 million for the six months ended June 30, 1999, primarily related to upgrades of fabrication and technology equipment. Financing activities provided $4.0 million and $554,000 for the six months ended June 30, 2000 and 1999, respectively, substantially all of which was related to draws in excess of payments on the Company's revolving line of credit in 2000 and 1999.

The Company maintains a $25.0 million bank credit facility that matures on June 30, 2001, and which is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of prime or LIBOR plus 2.25% to a maximum of prime plus 1.50% or LIBOR plus 3.50%. At June 30, 2000, there was approximately $15.6 million of credit available under the credit facility for borrowings, which amount is net of approximately $1.6 million of outstanding letters of credit under which the Company is committed.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA (i.e., Earnings Before Income Tax, Depreciation and Amortization). The credit facility also contains other covenants that, among other things, limit the Company's ability to pay cash dividends or make other distributions, change its business, merge, consolidate or dispose of material portions of its assets.

The security agreements pursuant to which the Company's assets are pledged prohibit any further pledge of such assets without the written consent of the Company's bank.

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10-1/2% Senior Notes due 2008 ("Senior Notes"). Net proceeds from the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company's acquisitions of ASSI, Six and

Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company's current and future, direct and indirect subsidiaries.

The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $2.6 million at June 30, 2000 with interest rates ranging from 5.73 percent to prime and maturing in the years 2000 through 2002. Letters of credit totaling an aggregate of $1.6 million secure two of the notes payable.

The Company leases some if its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to the Company's principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company's annual rental payments for the three leases were $1.0 million in 1999, increasing to $1.1 million in each year thereafter during the remaining terms of the leases.

The Company estimates that its capital expenditures for 2000 will approximate $5 million in addition to the approximately $4.0 million that has been expended as of June 30, 2000, related to the remaining costs of construction of its new joist manufacturing facility in Arizona. The Company is also considering expansion of certain of its facilities and production capacities, which would increase the 2000 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations because of a number of factors, many of which are outside the Company's control. In particular, the Company's operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company's failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient or underutilization of the Company's resources and could cause the Company's operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Fixed Price Contracts

Of the Company's $146.5 million backlog at June 30, 2000, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

Variations in Backlog; Dependence on Large Contracts

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $24.7 million, representing 16.9% of the Company's backlog at June 30, 2000, is attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Risks of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company's revenues in 1999 and in the three and six month periods ended June 30, 2000 were related to projects outside the United States. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company's geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operating margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of the Company's competitors may have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company's competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

Substantial Liquidity Requirements

The Company's operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company's contract arrangements with customers sometimes require the Company to provide payment and performance bonds to partially secure the Company's obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company's customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company's cash flow would be reduced, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Asset Impairment

In December 1999, the Company temporarily suspended its efforts to install new financial accounting software. Included in "Other Assets" on the Company's Balance Sheet at June 30, 2000, are $1.8 million of cumulative related costs. Under SFAS No. 121, the suspension of this project is an indication of impairment, which could result in the write-off of some or all of the accumulated costs at some future date if the Company is not successful in completing the project. However, the Company's management intends to complete the project when the software vendor completes certain modifications to the software.

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

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Company's Common Stock could also be subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8.00 per share. Since that time, the Company's Common Stock has traded as low as $2.50 per share and as high as $15.625 per share. The market price for the Company's Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

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

Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth above under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or any other reason.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2000, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

The Company is exposed to market risk from changes in interest rates associated with its holding variable rate debt ($10.4 million outstanding balance at June 30, 2000). Assuming an identical outstanding balance for the three and six months ended June 30, 2000, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the three and six months ended June 30, 2000 by approximately $11,819 and $24,573, respectively.

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

                            PART II OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Annual Meeting of Stockholders was held on May 22, 2000.

         (b)      The following individuals were elected to the Board of
                  Directors: David A. Schuff, Scott A. Schuff, Kenneth F. Zylstra, Edward M. Carson, Dennis DeConcini and H. Wilson Sundt. Their terms will expire at the Company's 2001 Annual Meeting of Stockholders.

         (c) The matters submitted for vote at the Annual Meeting were as follows:

         (c)(1) Election of six directors to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

                  Nominee                    Number of Shares
                  -------                    ----------------
                  David A. Schuff            For:  6,632,923
                                             Withheld:  416,879
                                             Abstentions:
                                             Broker Non-votes:

                  Scott A. Schuff            For:  6,629,548
                                             Withheld:  420,254
                                             Abstentions:
                                             Broker Non-votes:

                  Kenneth F. Zylstra         For:  6,635,348
                                             Withheld:  414,454
                                             Abstentions:
                                             Broker Non-votes:


                  Edward M. Carson           For:  6,631,502
                                             Withheld:  418,300
                                             Abstentions:
                                             Broker Non-votes:

                  Dennis Deconcini           For:  6,626,602
                                             Withheld:  423,200
                                             Abstentions:
                                             Broker Non-votes:

                  H. Wilson Sundt            For:  6,630,452
                                             Withheld:  419,350
                                             Abstentions:
                                             Broker Non-votes:

         (c)(2) Approval of the amendment to the Schuff Steel Company 1997 Stock Option Plan, increasing the number of shares thereunder. The shares were voted as follows:

                  For:                 5,581,789
                  Against:               558,223
                  Abstentions:             7,137
                  Broker Non-votes:

         (c)(3) The proposal to ratify the selection of Ernst & Young LLP as independent auditors for fiscal 2000 received the following votes:

                  For:                7,005,651
                  Against:               41,351
                  Abstentions:            2,800

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

                                   SCHUFF STEEL COMPANY

Date:  August 8, 2000              By: /s/ Kenneth F. Zylstra
                                      ------------------------------------------
                                           Kenneth F. Zylstra
                                 Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)