Form 10-Q
period 2000-09-30
SCHUFF STEEL CO
filed 2000-11-06
CIK 1038368

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of October 20, 2000, there were 7,157,987 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
Part I:     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets  -
            September 30, 2000 (unaudited) and December 31, 1999                     1

            Condensed Consolidated Statements of Income (unaudited) -
            Three Months Ended September 30, 2000 and 1999 and
            Nine Months Ended September 30, 2000 and 1999                            2

            Condensed Consolidated Statements of Cash Flows (unaudited) -
            Nine Months Ended September 30, 2000 and 1999                            3

            Notes to Condensed Consolidated Financial Statements (unaudited) -
            September 30, 2000                                                       4

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      7

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk              18

Part II:    Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                        19

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SCHUFF STEEL COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30      DECEMBER 31
                                                                    2000             1999
                                                                ------------      -----------
                                                                 (Unaudited)       (Note 1)
                                                                       (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,765         $  8,682
  Restricted funds on deposit                                        2,159            2,710
  Receivables                                                       67,150           51,968
  Costs and recognized earnings in excess of billings
   on uncompleted contracts                                         10,415           16,100
  Inventories                                                       12,791            7,614
  Deferred tax asset                                                 1,425            1,425
  Prepaid expenses and other current assets                          1,497            1,395
                                                                  --------         --------
Total current assets                                                97,202           89,894

Property and equipment, net                                         30,041           25,322
Goodwill, net                                                       49,412           51,036
Other assets                                                         6,323            7,009
                                                                  --------         --------
                                                                  $182,978         $173,261
                                                                  ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  9,243         $ 11,950
  Accrued payroll and employee benefits                              4,752            4,017
  Accrued interest                                                   3,644            1,109
  Other accrued liabilities                                          4,507            3,248
  Billings in excess of costs and recognized earnings
   on uncompleted contracts                                         13,039            8,864
  Income taxes payable                                                 921               --
  Current portion of long-term debt                                  3,420            5,209
                                                                  --------         --------
Total current liabilities                                           39,526           34,397

Long-term debt, less current portion                               100,159          101,390
Deferred income taxes                                                2,488            2,491
Other liabilities                                                      420              433


Stockholders' equity:
  Preferred stock, $.001 par value - authorized
   1,000,000 shares; none issued                                        --               --
  Common stock, $.001 par value - authorized
   20,000,000 shares; 7,157,987 and 7,067,328 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively                                       7                7
  Additional paid-in capital                                        14,732           14,419
  Retained earnings                                                 25,646           20,124
                                                                  --------         --------
Total stockholders' equity                                          40,385           34,550
                                                                  --------         --------
                                                                  $182,978         $173,261
                                                                  ========         ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30                          SEPTEMBER 30
                                                        2000               1999               2000               1999
                                                     ---------          ---------          ---------          ---------
                                                                    (in thousands, except per share data)
Revenues                                             $  72,318          $  65,715          $ 206,752          $ 176,464
Cost of revenues                                        58,262             52,182            166,537            141,739
                                                     ---------          ---------          ---------          ---------
    Gross profit                                        14,056             13,533             40,215             34,725

General and administrative expenses                      7,561              6,264             21,059             17,506
Goodwill amortization                                      541                538              1,624              1,614
                                                     ---------          ---------          ---------          ---------
    Operating income                                     5,954              6,731             17,532             15,605
Interest expense                                        (2,907)            (2,953)            (8,868)            (8,762)
Other income                                               284                300                852                924
                                                     ---------          ---------          ---------          ---------
    Income before income tax provision                   3,331              4,078              9,516              7,767

Income tax provision                                     1,397              1,596              3,994              3,545
                                                     ---------          ---------          ---------          ---------
    Net income                                       $   1,934          $   2,482          $   5,522          $   4,222
                                                     =========          =========          =========          =========

Net income per share:
  Basic                                              $    0.27          $    0.35          $    0.78          $    0.60
                                                     =========          =========          =========          =========
  Diluted                                            $    0.27          $    0.35          $    0.77          $    0.60
                                                     =========          =========          =========          =========

Weighted average shares used in computation:
  Basic                                                  7,152              7,062              7,119              7,039
                                                     =========          =========          =========          =========
  Diluted                                                7,152              7,073              7,143              7,074
                                                     =========          =========          =========          =========



See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                           2000              1999
                                                         --------          --------
                                                                (in thousands)
OPERATING ACTIVITIES
Net income                                               $  5,522          $  4,222
Adjustment to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                            4,847             4,226
   (Gain) loss on disposal of property and
     equipment                                                (77)                8
   Deferred taxes                                              (3)             (174)
   Unearned compensation                                       28                28
   Changes in operating assets and liabilities:
     Restricted funds on deposit                              551               (97)
     Receivables                                          (15,182)           (5,444)
     Costs and recognized earnings in excess of
      billings on uncompleted contracts                     5,685            (2,108)
     Inventories                                           (5,177)           (1,381)
     Prepaid expenses and other assets                       (102)              896
     Accounts payable                                      (2,707)             (482)
     Billings in excess of costs and recognized
      earnings on uncompleted contracts                     4,175             2,062
     Accrued payroll and employee benefits                    735                15
     Income taxes payable                                     921               590
     Other accrued liabilities                              3,781             2,930
                                                         --------          --------
        NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                         2,997             5,291

INVESTING ACTIVITIES
Acquisitions of property and equipment                     (7,669)           (5,040)
Proceeds from disposals of property and
  equipment                                                   183                 5
Decrease (increase) in other assets                           307            (2,370)
                                                         --------          --------
        NET CASH USED IN INVESTING ACTIVITIES              (7,179)           (7,405)

FINANCING ACTIVITIES

Proceeds from revolving line of credit and
  long-term borrowings                                     66,999            32,155
Principal payments on revolving line of credit
  and long-term debt                                      (70,019)          (32,897)
Proceeds from the issuance of common stock                    285               190
                                                         --------          --------
        NET CASH USED IN FINANCING ACTIVITIES              (2,735)             (552)

        DECREASE IN CASH AND CASH EQUIVALENTS              (6,917)           (2,666)
Cash and cash equivalents at beginning of period            8,682            15,431
                                                         --------          --------
        CASH AND CASH EQUIVALENTS AT END OF
         PERIOD                                          $  1,765          $ 12,765
                                                         ========          ========

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. RECEIVABLES

Receivables consist of the following at:

                                                  SEPTEMBER 30        DECEMBER 31
                                                      2000                1999
                                                  ------------        -----------
                                                           (in thousands)
      Contract receivables:
        Contracts in progress                        $47,952             $42,229
        Unbilled retentions                           19,011               9,241
                                                     -------             -------
                                                      66,963              51,470
      Other receivables                                  187                 498
                                                     -------             -------
                                                     $67,150             $51,968
                                                     =======             =======

3. INVENTORIES

Inventories consist of the following at:

                                                 SEPTEMBER 30           DECEMBER 31
                                                     2000                  1999
                                                 ------------           -----------
                                                          (in thousands)
      Raw materials                                $12,455               $ 7,343
      Finished goods                                   336                   271
                                                   -------               -------
                                                   $12,791               $ 7,614
                                                   =======               =======

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                    2000           1999           2000           1999
                                                   ------         ------         ------         ------
                                                          (in thousands, except per share data)
Numerator:
  Net income                                       $1,934         $2,482         $5,522         $4,222
                                                   ======         ======         ======         ======

Denominator:
  Weighted average shares                           7,152          7,062          7,119          7,039
                                                   ------         ------         ------         ------
Denominator for basic net income per share          7,152          7,062          7,119          7,039


Effect of dilutive securities:
  Employee and director stock options                  --             11             24             35
                                                   ------         ------         ------         ------
  Denominator for diluted net income
   per share - adjusted weighted
   average shares and assumed conversions           7,152          7,073          7,143          7,074
                                                   ======         ======         ======         ======

Net income per share:
  Basic                                            $ 0.27         $ 0.35         $ 0.78         $ 0.60
                                                   ======         ======         ======         ======
  Diluted                                          $ 0.27         $ 0.35         $ 0.77         $ 0.60
                                                   ======         ======         ======         ======

5. CONTINGENT MATTERS

  The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at September 30, 2000 or December 31, 1999 for which the eventual outcome would have a material adverse impact on the Company.

  On July 6, 2000, the Company announced that it had reached a confidential settlement with the Church of Jesus Christ of Latter-day Saints relating to change orders associated with the Company's fabrication and erection of the Church's Conference Center in Salt Lake City, Utah, which were included in the Company's Notice of Lien filed on March 10, 2000. This matter is more fully discussed in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999. The Company reported that a negotiated settlement was concluded on June 30, 2000.

  On November 2, 2000, the Company announced that it had reached a settlement with the Arizona Professional Baseball Team Limited Partnership and related parties with respect to a claim arising from changes the Company made to complete the retractable dome roof at Bank One Ballpark. This matter is more fully discussed in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 1999. The Company reported that a mediated settlement was concluded on October 4, 2000. The Company also reported that it had received an initial payment of approximately $2.4 million and expects to receive a second and final payment of approximately $527,000 in the second quarter of 2001.

6. SEGMENT INFORMATION

                                                             Three Months Ended September 30, 2000
                                            -----------------------------------------------------------------------
                                            Western         Pacific                       Southeastern
                                               US          Southwest       Southwest           US            Total
                                            -------        ---------       ---------      ------------      -------
                                                                        (in thousands)
   Revenues from external customers         $ 8,819         $33,543         $ 3,808         $26,148         $72,318
   Intersegment revenues                         --             262             653           2,685           3,600
   Operating income, excluding
      goodwill amortization                     650           1,467             493           3,885           6,495


                                                             Three Months Ended September 30, 1999
                                            -----------------------------------------------------------------------
                                            Western         Pacific                       Southeastern
                                              US           Southwest       Southwest           US            Total
                                            -------        ---------       ---------      ------------      -------
                                                                        (in thousands)
   Revenues from external customers         $ 9,552         $25,616         $ 6,298         $24,249         $65,715
   Intersegment revenues                         --             748             745           1,236           2,729
   Operating income, excluding
      goodwill amortization                   1,200           1,485             696           3,888           7,269


                                                             Nine Months Ended September 30, 2000
                                            -----------------------------------------------------------------------
                                            Western         Pacific                       Southeastern
                                              US           Southwest       Southwest           US            Total
                                            -------        ---------       ---------      ------------      -------
                                                                        (in thousands)
   Revenues from external customers         $ 26,257         $100,151         $  8,441         $ 71,903         $206,752
   Intersegment revenues                          --            2,401            1,915            5,809           10,125
   Operating income, excluding
      goodwill amortization                    1,890            6,764              448           10,054           19,156

                                                             Nine Months Ended September 30, 1999
                                            -----------------------------------------------------------------------
                                            Western         Pacific                       Southeastern
                                              US           Southwest       Southwest           US            Total
                                            -------        ---------       ---------      ------------      -------
                                                                        (in thousands)

   Revenues from external customers         $ 22,363         $ 73,551         $ 17,669         $ 62,881         $176,464
   Intersegment revenues                          --              800            1,771            4,290            6,861
   Operating income, excluding
      goodwill amortization
                                               2,712              723            2,664           11,120           17,219

   A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

                                                          Three Months Ended                   Nine Months Ended
                                                             September 30                        September 30
                                                      --------------------------------------------------------------
                                                        2000              1999              2000              1999
                                                      --------          --------          --------          --------
                                                                               (in thousands)
   Total operating income, excluding goodwill
      amortization for reportable segments            $  6,495          $  7,269          $ 19,156          $ 17,219

   Goodwill amortization                                  (541)             (538)           (1,624)           (1,614)
   Interest expense                                     (2,907)           (2,953)           (8,868)           (8,762)
   Other income                                            284               300               852               924
                                                      --------          --------          --------          --------
   Income before income taxes                         $  3,331          $  4,078          $  9,516          $  7,767
                                                      ========          ========          ========          ========

7. COMPREHENSIVE INCOME

  Total comprehensive income for the three months and nine months ended September 30, 2000 and 1999 equaled net income for the corresponding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Results of Operations

Revenues

Revenues increased by 10.0 percent to $72.3 million for the three months ended September 30, 2000 from $65.7 million for the three months ended September 30, 1999. Revenues increased by 17.2 percent to $206.8 million for the nine months ended September 30, 2000 from $176.5 million for the nine months ended September 30, 1999. The increase in revenues was primarily a result of additional revenues generated by the parent company from a greater number of projects.

The average revenues for the Company's ten largest revenue generating projects in the three and nine month periods ended September 30, 2000 were $3.1 million and $7.6 million, respectively, versus $1.7 million and $4.2 million in the three and nine month periods ended September 30, 1999, respectively. Although the Company's focus is on smaller projects with shorter cycle times and increased productivity, the New Mile High Stadium project caused an increase in average revenues over the three and nine months ended September 30, 2000.

Gross Profit

Gross profit increased by 3.9 percent to $14.1 million for the three month period ended September 30, 2000 from $13.5 million for the three month period ended September 30, 1999. Gross profit increased by 15.8 percent to $40.2 million for the nine month period ended September 30, 2000 from $34.7 million for the nine month period ended September 30, 1999. Such increases were primarily attributable to recognition of additional revenues. As a percentage of revenues, gross profit decreased to 19.4 percent and 19.5 percent for the three and nine month periods ended September 30, 2000, respectively, from 20.6 percent and 19.7 percent for the three and nine month periods ended September 30, 1999. The decreases in gross profit as a percentage of revenues were primarily attributable to variations in project mix.

General and Administrative Expenses

General and administrative expenses increased by 20.7 percent to $7.6 million for the three months ended September 30, 2000 from $6.3 million for the three months ended September 30, 1999. General and administrative expenses increased by 20.3 percent to $21.1 million for the nine months ended September 30, 2000 from $17.5 million for the nine months ended September 30, 1999. The increases in 2000 were largely attributable to additional general and administrative costs required to support the revenue growth of the companies, the costs associated with the Company's new joist manufacturing facility in Buckeye, Arizona and increased legal fees associated with the settlement of pending claims. General and administrative expenses as a percentage of revenues increased to 10.5 percent and 10.2 percent for the three and nine months ended September 30, 2000, respectively, from 9.5 percent and 9.9 percent for the three and nine months ended September 30, 1999.

Goodwill Amortization

Goodwill amortization was $541,000 and $538,000 for the three month periods ended September 30, 2000 and 1999, respectively. Goodwill amortization was $1.6 million for the nine month periods ended September 30, 2000 and 1999, respectively. The goodwill amortization represents the amortization of the excess of cost over fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years.

Interest Expense

Interest expense decreased to $2.9 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999 and increased to $8.9 million for the nine months ended September 30, 2000 from $8.8 million for the nine months ended September 30, 1999. The interest expense is primarily attributable to the Company's $100.0 million 10-1/2% Senior Notes issued in June 1998 and the Company's increased use of available lines of credit during the nine months ended September 30, 2000.

Other Income

Other income decreased slightly to $284,000 for the three months ended September 30, 2000 from $300,000 for the three months ended September 30, 1999 and to $852,000 for the nine months ended September 30, 2000 from $924,000 for the nine months ended September 30, 1999.

Income Tax Provision

Income tax expense decreased by $200,000, or 12.5 percent, to $1.4 million, which reflects a 41.9 percent effective tax rate, for the three months ended September 30, 2000 from income tax expense of $1.6 million, or a 39.1 percent effective tax rate, for the three months ended September 30, 1999. Income tax expense increased by $500,000, or 12.7 percent, to $4.0 million, which reflects a 42.0 percent effective tax rate, for the nine months ended September 30, 2000 from income tax expense of $3.5 million, or a 45.6 percent effective tax rate, for the nine months ended September 30, 1999. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The increase in the quarter to date effective tax rate was due primarily to a $265,000 income tax benefit related to a tax credit recorded during the three months ended September 30, 1999. The decrease in the year to date effective tax rate was due primarily to income tax credits attributable to qualifying research and experimentation expenses associated with the Company's engineering, detailing and software development activities.

Backlog

Backlog decreased 30.0 percent to $102.7 million at September 30, 2000 from $146.5 million at June 30, 2000. The decrease in backlog compared to June 30, 2000 was primarily the result of job mix based on selected targeted projects. The Company has made an effort to focus on bidding on a greater number of projects with shorter duration to maximize efficiencies and reduce risk.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At September 30, 2000, the Company had working capital of approximately $57.7 million and $1.7 million of borrowings under its line of credit, with approximately $11.4 million available for future borrowings. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $3.0 million and $5.3 million for the nine months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000, operating cash flows were less than net income due to a net increase in working capital accounts. For the nine months ended September 30, 1999, operating cash flows were more than net income due to a net decrease in working capital accounts. Cash used in investing activities totaled $7.2 million for the nine months ended September 30, 2000, substantially all of which was related to the construction of the Company's new joist manufacturing facility (approximately $4.0 million) and upgrades in fabrication equipment. Investing activities of $7.4 million for the nine months ended September 30, 1999, related primarily to construction of the new joist facility and upgrades of fabrication and technology equipment. Financing activities used $2.7 million and $552,000 for the nine months ended September 30, 2000 and 1999, respectively, substantially all of which was related to payments in excess of draws on the Company's revolving line of credit in 2000 and 1999.

The Company renewed its bank credit facility in September 2000 and voluntarily reduced the facility from $25 million to $15 million. The credit facility now matures on June 30, 2002, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.25% or prime to a maximum of prime plus 1.50% or LIBOR plus 3.50%. At September 30, 2000, there was approximately $11.4 million of credit available under the credit facility for borrowings, which amount is net of approximately $1.9 million of outstanding letters of credit under which the Company is committed.

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

The Company has four other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $1.9 million at September 30, 2000 with interest rates ranging from 5.73 percent to prime and maturing in the years 2000 through 2002. Letters of credit totaling an aggregate of $1.6 million secure two of the notes payable.

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

The Company estimates that its capital expenditures for 2000 will approximate $4.1 million in addition to the approximately $4.0 million that has been expended as of September 30, 2000, related to the remaining costs of construction of its new joist manufacturing facility in Arizona. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Fixed Price Contracts

Of the Company's $102.7 million backlog at September 30, 2000, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

Variations in Backlog; Dependence on Large Contracts

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $16.7 million, representing 16.3% of the Company's backlog at September 30, 2000, is attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Risks of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company's revenues in 1999 and in the three and nine month periods ended September 30, 2000 were related to projects outside the United States. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

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

Potential Asset Impairment

In December 1999, the Company temporarily suspended its efforts to install new financial accounting software. Included in "Other Assets" on the Company's Balance Sheet at September 30, 2000, are $1.8 million of cumulative related costs. Under SFAS No. 121, the suspension of this project is an indication of impairment, which could result in the write-off of some or all of the accumulated costs at some future date if the Company is not successful in completing the project. However, the Company's management intends to complete the project when the software vendor completes certain modifications to the software.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2000, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

The Company is exposed to market risk from changes in interest rates associated with its holding variable rate debt ($3.3 million outstanding balance at September 30, 2000). Assuming an identical outstanding balance for the three and nine months ended September 30, 2000, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the three and nine months ended September 30, 2000 by approximately $83,000 and $248,000, respectively.

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

                                  SCHUFF STEEL COMPANY

Date:  November 6, 2000           By:  /s/   Michael R. Hill
                                       -----------------------------------------
                                             Michael R. Hill
                               Vice President and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)