Form 10-K
period 2000-12-31
SCHUFF STEEL CO
filed 2001-03-19
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                               .

Commission File Number 000-22715

SCHUFF STEEL COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0318760 (I.R.S. Employer Identification No.)

1841 West Buchanan Street Phoenix, Arizona (Address of principal executive offices)	85009 (Zip Code)

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

      At March 9, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was $11,431,258 based on the closing market price of the Common Stock on such date, as reported by the American Stock Exchange.

      The number of shares of the Registrant’s Common Stock outstanding at March 9, 2001 was 7,203,876.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 21, 2001, are incorporated by reference into Part III hereof to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

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

      The Company currently operates primarily in the southwestern and southeastern United States with a concentration in Arizona, Nevada, Texas, Florida, Georgia and southern California, with international operations in South America and Mexico. The Company has experienced significant growth in revenues over the past five years. Revenues have grown from $103.9 million in 1996 to $278.1 million in 2000.

      The Company provides its integrated steel services primarily to general contractors and engineering firms, including, among others, Fluor Daniel, Inc., Bechtel Group Inc. and Perini Corporation, that focus on a wide variety of projects, including hotels and casinos, office complexes, hospitals, mining facilities, manufacturing plants, shopping malls and centers, sports stadiums, large diameter water pipes, power plants, dams, bridges, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses. Representative projects include: New Mile High Stadium, future home of the National Football League’s Denver Broncos; the Riverside Badlands Tunnel project, consisting of 7.5 miles of 12 foot diameter pipe for the Metropolitan Water District of Southern California; the Large Binocular Telescope on Mount Graham in Arizona; the Assembly Building for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah; Bank One Ballpark, a state-of-the-art baseball stadium featuring a fully retractable steel roof constructed for Major League Baseball’s Arizona Diamondbacks franchise; Sherman Oaks Galleria, Phase II, a new, state-of-the-art stadium-seating theater complex with attached dining and retail space in southern California; Novartis Institute for Functional Genomics Inc., consisting of six separate three-story steel framed buildings in San Diego, California; MGM Grand Hotel & Casino in Las Vegas, one of the world’s largest hotels and casinos; Paris Hotel and Casino, a hotel and casino with a scale replica of the Eiffel Tower; several projects for Disney’s new California Adventure in Anaheim, California and Walt Disney World and Universal Studios in Orlando, Florida; and Bajo de la Alumbrera in Argentina, one of the largest copper and gold mines in the world. The Company maintains relationships with a number of national and multi-national general contracting and engineering firms and is a preferred subcontractor to companies such as PETsMART, Inc. and Albertson’s, Inc.

      The Company was incorporated in Arizona in 1976 and was reincorporated in Delaware in 1997. The Company’s principal executive offices are located at 1841 West Buchanan Street, Phoenix, Arizona 85009, and its telephone number is (602) 252-7787.

      On June 4, 1998, the Company acquired all of the capital stock of Addison Structural Services, Inc. (“ASSI”), a privately held holding company headquartered in Albany, Georgia. The aggregate purchase price was $59.5 million, of which approximately $56.3 million was paid in cash at closing and $3.2 million was paid in the form of a promissory note. ASSI, through its wholly owned operating subsidiaries Addison Steel, Inc. (“Addison”) and Quincy Joist Company (“Quincy”), provides structural steel fabrication and detailing services and manufactures short and long span joists, trusses and girders for commercial and light industrial projects. Addison and Quincy operate primarily in the southeastern United States with a concentration in

Florida and Georgia. Addison maintains two steel fabrication plants in Lockhart, Florida and Albany, Georgia while Quincy operates steel joist manufacturing plants in Quincy, Florida and Buckeye, Arizona.

      On August 31, 1998, the Company acquired all of the capital stock of Six Industries, Inc. (“Six”), a privately held company headquartered in Houston, Texas. Six and its subsidiary, Aitken, Inc., offer a wide array of steel fabrication services and products to the oil, gas, and petro chemical industries, which include structural steel for large industrial contractors in Houston and other locations situated near the Gulf of Mexico; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The aggregate purchase price was $18.2 million, of which $16.7 million was paid in cash at closing and $1.5 million was paid in the form of a promissory note.

      On October 15, 1998, the Company acquired all of the capital stock of Bannister Steel, Inc. (“Bannister”), a privately held company headquartered in National City, California. Bannister provides structural steel fabrication services for industrial and commercial projects in the southern California construction market. The aggregate purchase price was $16.8 million, of which $15.8 million was paid in cash at closing and $1.0 million was paid in the form of a promissory note.

      The acquisitions have enabled the Company to broaden its geographic reach, access joist manufacturing, increase its customer base, diversify and expand its revenue stream and leverage operating capabilities .

Overview of Industry

      Companies engaged in the steel fabrication and erection industry prepare detailed shop drawings, fabricate and erect structural steel and steel plate weldments, and perform related engineering services for the construction of various facilities. The primary customers for these services include private developers, general contractors, engineering firms and governmental agencies involved in a variety of large scale construction projects. Historically, these customers have relied on multiple subcontractors to perform various services to complete a single project, primarily because few companies in this industry offer fully integrated engineering, detailing, fabrication and erection services. Schuff Steel Company is one such fully integrated player in its industry, although the Company’s Addison, Bannister and Six subsidiaries offer erection capabilities through subcontractors.

      The Company’s Quincy subsidiary manufactures short- and long-span joists and girders. Customers include the Company and other steel fabricators and contractors throughout the U.S.

      The Company believes that there is an increasing trend in the construction industry toward complex, fast track, “design-as-you-go” projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue producing projects, such as casinos, mines and computer chip plants. These projects require that all phases of construction be accomplished in accordance with compressed time schedules. Further, because many construction activities are dependent on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors; and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. The Company believes that it has gained a reputation in the industry as a reliable, fully integrated provider of engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost efficient basis.

      At the same time, the Company believes it is well positioned to complete smaller, less-complex projects throughout the U.S. Sunbelt. The vast majority of projects that come up for bid are such smaller commercial projects between $200,000 and $5 million. The Company believes that its technology leadership in the industry, among other factors, has enabled it to realize efficiencies that make it more competitive in this higher-margin, faster-turnaround segment of the industry.

      The Company also believes that the steel fabrication and erection industry is highly fragmented and that many of its competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, the Company believes the industry may experience consolidation.

Business Strategy

      The Company’s objective is to achieve and maintain a leading position in the geographic and project markets in which it competes by providing timely, high-quality services to its customers, continuing to grow internally and generating stable and predictable annual revenue and earnings growth. The Company is pursuing these objectives with a strategy comprised of the following components:

      Selectively Pursue Large, Complex Projects. Although the Company will continue to pursue fast track, design-as-you-go projects as an important part of its overall business, it will do so with a focus on realizing attractive margins and profits on such projects. The Company’s unique ability to offer a full range of steel services and project management capabilities makes it a preferred subcontractor for fast track projects in the markets it serves. This capability often enables the Company to compete against a few, select firms in a less traditional, more negotiated selection process on these projects, thereby allowing the Company to realize attractive margins while providing overall cost savings and project flexibility and efficiencies to its customers.

      Expand and Diversify Revenue Base. The Company is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. The Company also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. The Company believes that continuing to diversify its revenue base by completing smaller projects, such as low-rise office buildings, power plants and other commercial and industrial structures, will reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects.

      Manage Capacity Through Outsourcing. The Company increases its project capacity by outsourcing certain amounts of its detailing, fabrication and erection work to reputable subcontractors. Outsourcing has enabled the Company to effectively increase the capacity of its fabrication facilities while usually maintaining margins comparable to in-house services. The Company believes outsourcing will play a key role in its strategy to continue to expand its presence in selected markets, where it typically provides design engineering, fabrication and project management services and utilizes local subcontractors for erection. The ability to expand or contract capacity through the use of outsourcing provides the Company flexibility to meet changing market demands in a cost-effective manner.

      Evaluate Strategic Acquisitions. The Company intends to continue to evaluate highly targeted, opportunistic acquisitions that offer the Company (i) strategically located facilities, (ii) expansion into new geographic markets, (iii) access to new domestic and international customers and (iv) penetration of new product market segments. Such acquisitions may also provide the additional benefits of increasing purchasing efficiencies with respect to steel and other raw materials, bonding and insurance, more efficiently allocating and utilizing its resources and integrating the “best practices” of the Company and acquired companies throughout the combined organization.

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

      Emphasize Innovative Services. The Company focuses its engineering, detailing, fabrication, joist manufacturing and erection expertise on distinct product segments requiring unique or innovative techniques, where the Company typically experiences less competition and more advantageous negotiated contract opportunities. The Company has extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled the Company to address such design sensitive projects as computer chip manufacturing facilities, large diameter underground water pipes, and uniquely designed hotels and casinos.

      Diversify Customer and Product Base. Although the Company seeks to garner a leading share of the geographic and product markets in which it competes, it also seeks to diversify its construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to the Company’s various principal geographic and project markets for 2000 and 1999:

	Commercial		Industrial		Other

	2000	1999	2000	1999	2000	1999

Arizona	13.2%	11.3%	1.7%	5.9%	2.4%	1.0%

Colorado	10.6%	0.0%	0.0%	0.0%	0.0%	0.0%

California	20.8%	14.8%	8.6%	6.6%	1.8%	1.0%

Florida/ Georgia	25.7%	25.1%	0.0%	0.2%	0.0%	1.0%

Nevada	1.4%	6.7%	0.3%	0.2%	0.0%	0.0%

Texas	1.7%	4.8%	5.1%	10.5%	0.0%	0.0%

Utah	0.6%	4.3%	0.0%	0.0%	0.0%	0.0%

Other states	6.0%	4.6%	0.0%	0.1%	0.0%	1.5%

International	0.1%	0.3%	0.0%	0.1%	0.0%	0.0%

Total	80.1%	71.9%	15.7%	23.6%	4.2%	4.5%

      For additional information regarding the breakdown of revenues and operating results for the Company and its subsidiaries, see Note 14 to the Consolidated Financial Statements appearing elsewhere in this report.

      The Company believes that its combined diversification into new geographic regions and specific product types has enabled and will continue to enable it to expand its revenue base and to reduce the impact of periodic market or economic conditions adversely impacting one or more of its market segments.

Growth Strategy

      The Company believes that the steel fabrication and erection industry consists of large, complex, fast track projects and smaller projects that offer less risk and a more stable source of revenue. Both project types favor companies with extended financial, operational and technical capabilities. The Company intends to take advantage of these trends by utilizing its integrated service capabilities and financial and management strength. Furthermore, the Company intends to leverage its joist manufacturing capabilities in the southeastern and southwestern U.S. to provide these high-margin products to steel fabricators and contractors throughout the U.S. The Company seeks to achieve continued growth and earnings stability and diminish the impact of business and economic cycles by pursuing a growth strategy consisting of the following components:

      Promote Internal Growth. The Company intends to pursue continued internal growth by adding sales and marketing personnel to dedicated, fast-growing markets in which the Company is actively pursuing new projects, by further developing its engineering and design capabilities and fabrication capacity, and by continually updating its fabrication and detailing equipment and technologies. The Company believes that these efforts will enhance its market share, revenues, and operating income in its existing and targeted principal markets and improve its operating capacity. The Company invested $5.8 million in 1999 and $6.4 million in 2000, and intends to invest approximately $3.5 million in 2001, in new fabrication equipment and technologies. In March 2000, the Company completed construction of a second joist manufacturing plant located in Buckeye, Arizona to be operated by its Quincy unit. The Company is also considering the expansion of certain of its other facilities and production capacities, which would increase 2001 estimated capital expenditures.

      Create Additional Project Opportunities. The Company believes that its ability to efficiently coordinate and implement numerous design and logistical changes on large or more complex fast track projects, combined with its established long term relationships with key national and multi-national general contractors and other customers, will provide the Company with opportunities to market its services in a number of markets in which the Company has not yet achieved a leading position or conducted significant operations. The Company will also seek to capture significant market share in selected product markets such as sports stadiums, airports, mining and smaller commercial and industrial construction projects throughout the U.S. Sunbelt by increasing sales and marketing efforts generally in these regions.

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

      Southwestern and Western U.S. Markets. The Company is the leading steel fabrication and erection firm in Arizona and has been a prominent participant in many of Arizona’s largest and most visible public and private projects. The Company has completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. The Company also has maintained a strong presence in the California market and intends to achieve a greater share of this geographic market because of its acquisition of Bannister and as it experiences an increase in new construction activity. The Company’s typical projects in California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, and commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

      Within the southwestern and western United States geographic markets, the Company has also developed a market share in distinct product segments, particularly in the construction of large diameter water pipes used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers. The Company has developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe, and customized transportation equipment necessary to deliver the system to its ultimate destination. With the Six acquisition in Texas, the Company has developed a market share in the oil, gas, and petro-chemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. The Company has also expanded its market share into Utah with the fabrication and erection of the new assembly building for the Church of Jesus Christ of Latter Day Saints and into Colorado with the fabrication and erection of the New Mile High Stadium.

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

Representative Projects

      Among the Company’s noteworthy or recently completed or awarded projects and key national and regional customers are the following:

•	New Mile High Stadium. The Company began erection of this $360 million facility in February 2000, and completed its portion of the project in early 2001. This future home of the Denver Broncos NFL team will seat over 78,000 for football games, and is expected to require approximately 10,000 tons of structural steel, more than 100,000 shop fabrication hours and more than 60,000 field erection hours.

•	Large Binocular Telescope (LBT) Project. This project is part of the Mount Graham International Observatory and is being built in Arizona at an elevation of 10,000 feet above sea level. The Company’s responsibilities on this project included construction of the base of the observatory structure, fabrication and erection of the rotating structure, and installation of four 84,000 pound steel wheel assemblies upon which the telescope housing will rotate. When completed, the telescope will see further into space and make sharper images than any other optical telescope.

•	LDS Assembly Building. Completed in 2000 for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah, this structure features a “King Pin Truss” weighing approximately 340 tons and 10 radial trusses weighing approximately 277 tons each, all of which support the main roof of the building. The entire project required approximately 11,300 tons of structural steel.

•	Bank One Ballpark. In 1995, the Company was awarded a contract to provide steel fabrication and erection services for the Bank One Ballpark in Phoenix, a state of the art baseball stadium for Major League Baseball’s Arizona Diamondbacks franchise that features a fully retractable roof consisting of steel components detailed, fabricated and erected by the Company. The stadium contract represented a total of approximately $61 million in revenues to the Company. The stadium required over 20,000 tons of structural steel and employed approximately 160 iron workers at the peak of construction.

•	Sherman Oaks Galleria, Phase II. Completed in May 2000, the project consisted of a new, state-of-the-art stadium-seating theater complex with attached dining and retail space at the existing Sherman Oaks Galleria in southern California. Phase II required approximately 3,900 tons of structural steel.

•	Novartis Institute for Functional Genomics Inc. Awarded in 2000, this project involves the construction of six separate three-story steel framed buildings in San Diego, California totaling 198,500 square feet with a trellised walkway connecting the buildings. The project will require approximately 1,500 tons of structural steel.

•	Bajo de la Alumbrera. The Company provided the design consultation, fabrication and delivery of approximately 7,200 tons of structural steel for the Bajo de la Alumbrera mining project in Argentina, which is one of the largest copper mines in the world.

•	MGM Grand Hotel and Casino and Convention Center Renovation. This structure is presently one of the world’s largest hotels and casinos with approximately 5,000 hotel rooms and one million square feet of retail and casino space. The Company’s participation included the fabrication and erection of the main hotel and casino as well as the completion of a facade renovation and the provision of fabrication and erection services for the new MGM Convention Center, which consists of over 250,000 square feet of convention area.

•	New York, New York Hotel and Casino. The Company was the fabricator and erector for the New York, New York Hotel and Casino, which required approximately 6,500 tons of structural steel. The hotel was constructed to resemble the New York City skyline, including replicas of the Statue of Liberty, the Brooklyn Bridge and other New York City landmarks.

•	Paris Hotel & Casino. The Company was awarded three contracts for the fabrication and erection of the structural steel for the new Paris Hotel and Casino in Las Vegas. The project included a 1.2 million square foot low-rise area and a 34-story tower, which includes hotel, casino, showroom, convention center and retail shopping areas as well as a 540 foot tall scale replica of the Eiffel Tower which was built over and penetrated into the casino based on the original engineering drawings for the Eiffel Tower.

•	Riverside Badlands Tunnel. The Company is in the process of performing a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

•	Salt River Siphon Replacement Project. The Company served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

•	Walt Disney World Projects. The Company has provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilion’s at Epcot Center, the Splash Mountain amusement park ride and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

•	Orange County, Florida Convention Center. The Company provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for Phases II and III of this one million square foot modern convention center, a complex multi-level facility recently constructed in the Orlando, Florida area. The Company was also awarded the steel fabrication contract for Phase IV of this project. The project is expected to require 6,000 tons of structural steel and is scheduled to begin in March 2001.

•	Tropicana Storage Facility. The Company provided the fabrication and erection of the structural steel housing facility for several one-million gallon steel fruit juice storage tanks for Tropicana Products, Inc.’s juice storage center in Fort Pierce, Florida.

•	Universal Studios. The Company was a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

•	National and Regional Customers. The Company is a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson’s, Inc.

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

Backlog

      The Company considers backlog an important indicator of its operating condition because its engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. The Company defines its backlog of contract commitments as the potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. As of December 31, 2000, the Company’s backlog was $130.5 million, of which approximately $8.4 million was attributable to one project for a single customer in Arizona, and approximately $19.1 million was attributable to one project in Florida. Backlog at December 31, 1999 was $165.4 million. The Company expects most of its backlog as of December 31, 2000 to be recognized as revenues in 2001.

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

Employees

      As of December 31, 2000, the Company employed approximately 1,400 people. The number of persons employed by the Company on an hourly basis fluctuates directly in relation to the amount of business performed by the Company. Certain of the fabrication and erection personnel employed by the Company are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. The Company is a party to several separate collective bargaining agreements with such unions in certain of the Company’s current operating regions, which expire (if not renewed) at various times in the future. Most of the Company’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. The Company considers its relationship with its employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to the Company’s own labor relations, the Company has not experienced a work stoppage or other labor disturbance.

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

Item 2 — Properties

      The Company’s manufacturing facilities and executive and administrative offices are located at the following sites:

Location	Size (Sq. ft.)	Owned/Leased		Products/Services

Phoenix, Arizona	400,000	Leased	(1)	Fabrication shop; operations, erection, engineering and detailing offices

Gilbert, Arizona	145,000	Leased	(2)	Fabrication shop

Phoenix, Arizona	22,000	Leased	(3)	Executive, finance, administration, estimating and sales offices

Tustin, California	180	Leased		Sales office

Lockhart, Florida	144,000	Owned		Fabrication shop; sales, executive and operations offices; maintenance yard; steel truss plant

Albany, Georgia	102,000	Owned		Fabrication shop; executive, operations and estimating offices

Atlanta, Georgia	3,600	Leased		Sales office

Quincy, Florida	140,000	Owned		Steel joist and long span truss manufacturing plant

Buckeye, Arizona	100,000	Owned		Steel joist and long span truss manufacturing plant

Houston, Texas	43,000	Owned		Fabrication shop; sales, estimating, operation and administrative offices

Houston, Texas	974	Leased		Detailing office

National City, California	26,000	Owned		Fabrication shop; operations, sales, estimating and administrative offices

Dothan, Alabama	2,850	Leased		Detailing office

Montgomery, Alabama	1,200	Leased		Detailing office

(1)	Leased by the Company from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the “Schuff Partnership”). This lease expires on February 28, 2017. Annual rent under the lease totaled $601,000 in 2000, and will be $605,000 in each year thereafter during the remaining term of the lease, subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula.

(2)	Leased by the Company from the Schuff Partnership expiring on February 28, 2017. Annual rent under the lease is $340,000, subject to increase every five years commencing in 2002 based on a Consumer Price Index formula.

(3)	Leased by the Company from the Schuff Partnership expiring April 30, 2017. Annual rent under the lease is $135,000, subject to increase every five years based on a Consumer Price Index formula.

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

      During 1998, the Company filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work the Company believes was billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company’s claim was filed with that of the general contractor of the project, Perini/ Tutor-Saliba, along with several other project subcontractors. The Company has incurred and expensed substantially all of the costs related to this claim. On October 4, 2000, the Company reached a settlement with the Arizona Professional Baseball Team Limited Partnership and related parties with respect to this claim. The Company received an initial payment of approximately $2.4 million and expects to receive a second and final payment in the second quarter of 2001.

      On March 10, 2000, the Company recorded a Notice of Lien in Salt Lake City, Utah against the Assembly Building project recently completed by the Company for the Church of Jesus Christ of Latter Day Saints and Legacy Constructors, the general contractor on the project. The Company claimed it was owed approximately $4.5 million for additional steel provided and for additional work performed in the erection of structural steel on the project due to changes made by the owner and general contractor and which the Company believes is billable under the terms of its contract with the general contractor. The Company has incurred and expensed all of the costs related to this claim. On July 6, 2000, the Company announced that it had reached a confidential settlement in the second quarter of 2000 with the Church of Jesus Christ of Latter-day Saints relating to the Company’s recorded Notice of Lien.

      On March 9, 2001, the Company filed a claim in the Superior Court of the State of California for the County of Orange against the Hyperion Theatre project recently completed by the Company for Disney’s California Adventure and Bernards Bros. Construction, the general contractor on the project. The Company claims it is owed approximately $2.3 million for the unpaid contract balance, additional steel provided and work performed in the erection of structural steel on the project and damages for breach of contract and delay of work. The Company has incurred and expensed all of the costs related to this claim. Management believes it is entitled to payment of the entire amount claimed and does not believe that it is liable under any potential counterclaim.

Item 4 — Submission of Matters to a Vote of Security Holders

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of 2000.

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

	Market Price

	High		Low

Fiscal Year 1999

First Quarter	$7.	125	$5.	50

Second Quarter	$6.	75	$5.	1562

Third Quarter	$6.	25	$4.	125

Fourth Quarter	$5.	375	$3.	75

Fiscal Year 2000

First Quarter	$4.	00	$3.	125

Second Quarter	$4.	00	$3.	125

Third Quarter	$3.	75	$2.	625

Fourth Quarter	$3.	375	$2.	25

Fiscal Year 2001

First Quarter (through March 9, 2001)	$5.	39	$2.	625

      As of March 9, 2001, the Company believes there were approximately 1,600 beneficial owners of the Company’s Common Stock.

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

Factors That May Affect Future Stock Performance

      The performance of the Company’s Common Stock is dependent upon several factors including those set forth below and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

  Control by Majority Shareholders; Ability to Issue Preferred Stock

      Mr. David A. Schuff, the Company’s Chairman and co-founder, and Mr. Scott A. Schuff, the Company’s President, Chief Executive Officer, co-founder and a member of its Board of Directors, collectively control the voting of approximately 70% of the outstanding Common Stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting the sale or merger of the Company. In addition, the Company’s Certificate of Incorporation authorizes the Company to issue shares of “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the Common Stock.

  Volatility of Stock Price

      The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Common Stock is also subject to significant fluctuations in response to variations in the Company’s quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company’s business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8 per share. Since that time, the Company’s Common Stock has traded as low as $2.25 per share and as high as $15.625 per share. The market price for the Company’s Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

  Shares Eligible for Future Sale

      There were 7,203,876 shares of Common Stock outstanding as of March 9, 2001. Of these shares, 2,181,676 shares of Common Stock are freely tradable. The 5,022,200 remaining shares of Common Stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. Of the “restricted securities” outstanding, all of these shares have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of Common Stock in the market or the availability of shares of Common Stock for sale under Rule 144 will have on the market price of Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock in the open market could adversely affect the prevailing market price of the Common Stock and may make it more difficult for the Company to sell its equity securities in the future on terms it deems appropriate.

Item 6 — Selected Financial Data

      The following sets forth selected historical consolidated financial data of the Company for each of the years in the five-year period ended December 31, 2000. The selected annual historical consolidated statement of income and balance sheet data is derived from the Company’s Consolidated Financial Statements audited by independent auditors. For additional information, see the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to the Company’s Consolidated Financial Statements and Notes thereto.

	Year Ended December 31

	1996	1997(1)	1998(2)	1999	2000

	(In thousands, except per share data)

STATEMENT OF INCOME DATA

Revenues	$103,912	$138,218	$189,940	$236,832	$278,095

Cost of revenues	86,998	117,955	160,647	191,578	222,521

Gross profit	16,914	20,263	29,293	45,254	55,574

General and administrative expenses	6,715	8,880	15,509	24,102	29,770

Goodwill amortization	—	—	931	2,156	2,165

Operating income	10,199	11,383	12,853	18,996	23,639

Interest expense	(452)	(348)	(6,812)	(11,752)	(11,711)

Other income	303	520	1,733	1,307	1,105

Income before income taxes	10,050	11,555	7,774	8,551	13,033

Provision for income taxes	—	2,823	3,453	3,401	5,506

Net income	10,050	8,732	4,321	5,150	7,527

Pro forma income taxes(3)	4,020	1,513	—	—	—

Pro forma net income(3)	$6,030	$7,219	$4,321	$5,150	$7,527

Pro forma net income per share(3):

— basic	$1.02	$1.12	$0.62	$0.73	$1.06

— diluted	$1.02	$1.10	$0.60	$0.73	$1.06

Shares used in computation:

— basic	5,941	6,457	7,014	7,046	7,129

— diluted	5,941	6,556	7,169	7,063	7,129

OPERATING DATA

Backlog(4)	$67,335	$56,793	$132,940	$165,426	$130,537

BALANCE SHEET DATA

Cash and cash equivalents	$7,253	$197	$15,431	$6,784	$11,073

Restricted funds on deposit(5)	2,249	2,096	2,574	2,710	—

Costs and recognized earnings in excess of billings on uncompleted contracts(6)	3,331	3,982	11,861	16,100	9,575

Billings in excess of costs and recognized earnings on uncompleted contracts(6)	12,051	3,758	7,025	8,864	12,713

Property and equipment, net	5,116	7,415	20,850	25,322	29,908

Total assets	36,397	42,038	165,588	171,363	179,043

Long term debt, excluding current portion	2,753	4,927	103,870	101,390	100,159

Stockholders’ equity	$10,682	$24,673	$29,135	$34,550	$42,400

(1)	Gives effect to the Company’s acquisition of B&K Steel Fabrications, Inc. (“B&K Steel”) on January 31, 1997, which was accounted for under the purchase method of accounting. Financial information relating to B&K Steel has not been included in periods prior to the acquisition.

(2)	Gives effect to the Company’s acquisitions of Addison and Quincy on June 4, 1998, Six on August 31, 1998, and Bannister on October 15, 1998, which were accounted for under the purchase method of accounting. Financial information relating to Addison, Quincy, Six and Bannister has not been included in periods prior to the acquisitions.

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

(4)	Backlog is the amount of potential future revenues to be recognized upon performance of contracts awarded to the Company. Backlog increases as new contract commitments are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract. Of the Company’s $130.5 million backlog as of December 31, 2000, approximately $8.4 million was attributable to one project for a single customer in Arizona and approximately $19.1 million was attributable to one project for a single customer in Florida.

(5)	Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts, which are maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. See Note 1 to the Consolidated Financial Statements appearing elsewhere in this report.

(6)	The Company recognizes revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon the ratio of the costs incurred to date to the total estimated costs to complete the project, commencing when progress is sufficient to estimate final results with reasonable accuracy, which typically occurs when fabricated product is shipped to the project site or when erection of the project commences. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed, and also include costs incurred in excess of billings on contracts for which sufficient work has not been performed to allow for recognition of revenues. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts, or the costs incurred on contracts for which sufficient work has not been performed to allow for recognition of revenues.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information regarding the Company’s financial position as of December 31, 1999 and 2000, and its results of operations for the years ended December 31, 1998, 1999, and 2000. This discussion should be read in conjunction with the preceding “Selected Financial Data” and the Company’s Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

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

      The Company believes that there is an ongoing trend in the steel fabrication and erection industry to design and build large, complex projects according to accelerated time schedules. With many projects, only a portion of the detail design drawings are completed when construction begins. The remaining drawings are completed, with numerous design changes being implemented, throughout the construction process. These fast track, “design-as-you-go” projects are well-suited to integrated contractors that can (i) reduce the logistical and coordination problems inherent in the use of multiple subcontractors to complete a large, complex project and (ii) more efficiently respond to rapid and multiple design changes while minimizing project delays and cost overruns commonly associated with such changes. The complexity and size of these projects require subcontractors possessing extended financial and operational capabilities. Individual large projects can have a substantial impact upon the Company’s results of operations and cause significant fluctuations in revenues and profits from quarter to quarter. However, during 1999 and 2000, the Company instituted new controls regarding the bidding and execution of large, complex projects that it believes will help protect it against such significant quarter-over-quarter financial fluctuations. These guidelines include modifications to its detailing and estimating procedures that the Company believes will result in more timely visibility regarding the status of these projects as well as procedures to rectify errors or inconsistencies that could cause unrealized change orders.

      At the same time, the Company believes that the majority of projects that come up for bid are smaller commercial and industrial projects of between $200,000 and $5 million. The Company believes that its technology leadership in the industry, among other factors, has enabled it to realize efficiencies that make it more competitive in this more stable, faster-turnaround segment of the industry.

      The Company obtains contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 2000, 1999 and 1998, most of the Company’s revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, the Company must estimate its costs, including projected increases in labor, material, and service costs. Project duration typically lasts from one to twelve months.

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

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Years Ended December 31

	1998	1999	2000

Revenues	100.0%	100.0%	100.0%

Cost of revenues	84.6	80.9	80.0

Gross profit	15.4	19.1	20.0

General and administrative expenses	8.2	10.2	10.7

Goodwill amortization	0.5	0.9	0.8

Operating income	6.7	8.0	8.5

Interest expense	(3.5)	(4.9)	(4.2)

Other income	0.9	0.5	0.4

Income before income taxes	4.1	3.6	4.7

Provision for income taxes	1.8	1.4	2.0

Net income	2.3%	2.2%	2.7%

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues increased by 17.4% to $278.1 million in 2000 from $236.8 million in 1999. The increase in revenues was primarily a result of additional revenues generated by the parent company from a greater number of projects. The average revenues for the Company’s ten largest revenue generating projects were $9.5 million in 2000 versus $6.7 million in 1999. This increase was primarily due to one project in Colorado that generated approximately $29.4 million of revenue in 2000.

      Gross profit. Gross profit increased 22.8% to $55.6 million in 2000 from $45.2 million in 1999 due primarily to the 17.4% increase in revenues coupled with an increase in gross profit percentage. Approximately $2.0 million of the increase was the result of the settlement with the Arizona Professional Baseball Team Limited Partnership received in the fourth quarter of 2000. As a percentage of revenues, gross profit increased to 20.0% in 2000 from 19.1% in 1999, primarily due to higher average margins achieved by Schuff and Six. Excluding the above settlement, gross profit would have been 19.4% in 2000.

      General and administrative. General and administrative expenses increased by 23.5% to $29.8 million in 2000 from $24.1 million in 1999, and to 10.7% of 2000 revenues compared to 10.2% of revenues in 1999. The increase in general and administrative expenses was largely attributable to the write-off of capitalized costs associated with computer software developed for internal use, additional general and administrative costs required to support the revenue growth of the companies, the costs associated with the Company’s new joist manufacturing facility in Buckeye, Arizona and increased legal fees associated with the settlement of pending claims. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

      Goodwill amortization. Goodwill amortization was $2.2 million for the years ended December 31, 2000 and 1999. Goodwill amortization represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six, and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years.

      Interest expense. Interest expense was $11.7 million in 2000 and $11.8 million in 1999. The interest expense is primarily attributable to the Company’s $100.0 million 10 1/2% Senior Notes issued in June 1998 and the Company’s use of the available line of credit.

      Other income. Other income decreased 15.5% to $1.1 million in 2000 from $1.3 million in 1999. The decrease in other income was attributable primarily to a decrease in cash available for investment during the first three quarters of 2000.

      Income tax expense. Income tax expense for 2000 was $5.5 million which represents an effective tax rate of approximately 42.2% compared to $3.4 million in 1999 which represented a 39.8% effective tax rate on earnings. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The increase in the effective tax rate from 1999 to 2000 is primarily due to a decrease in income tax credits recognized in 2000 which were attributable to qualifying research and experimentation expenses associated with the Company’s engineering, detailing and software development activities.

      Net income. As a result of the factors discussed above, net income increased by 46.2% to $7.5 million in 2000 from $5.2 million in 1999.

      Backlog. Backlog decreased by 21.1% to $130.5 million at December 31, 2000 compared to $165.4 million at December 31, 1999. The $34.9 million decrease in backlog compared to December 31, 1999 was the result of job mix based on selected targeted projects. The Company has made an effort to focus on bidding a greater number of projects with shorter duration to maximize efficiencies and reduce risk. Of the backlog at December 31, 2000, approximately $8.4 million was attributable to one project in Arizona and approximately $19.1 million was attributable to one project in Florida.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Revenues. Revenues increased by 24.7% to $236.8 million in 1999 from $189.9 million in 1998. The increase in revenues was primarily a result of an additional $80.4 million of revenues being generated by ASSI, Six, and Bannister following their acquisitions by the Company in June 1998, August 1998, and October 1998, respectively. This increase was offset by a $33.5 million decrease in revenues generated by Schuff due to a decrease in contracts awarded to Schuff in 1999. The average revenues for the Company’s ten largest revenue generating projects were $6.7 million in 1999 versus $8.4 million in 1998.

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

      Income tax expense. Income tax expense for 1999 was $3.4 million which represents an effective tax rate of approximately 39.8% compared to $3.5 million in 1998 which represented a 44.4% effective tax rate on earnings. The decrease in the effective tax rate was due primarily to income tax credits recognized in 1999 which were attributable to qualifying research and experimentation expenses associated with the Company’s engineering, detailing and software development activities.

      Net income. As a result of the factors discussed above, net income increased by 19.2% to $5.2 million in 1999 from $4.3 million in 1998.

      Backlog. Backlog increased by 24.4% to $165.4 million at December 31, 1999 compared to $132.9 million at December 31, 1998. The $32.5 million increase in backlog compared to December 31, 1998 was the result of additional contracts awarded to the Company. Of the backlog at December 31, 1999, approximately $16.1 million was attributable to one project in California and approximately $21.8 million was attributable to one project in Colorado.

Liquidity and Capital Resources

      The Company attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At December 31, 2000, the Company had no outstanding borrowings under its line of credit, with approximately $13.6 million available for borrowings, and working capital of approximately $62.1 million. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near term operating needs.

      The Company’s short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $17.2 million and $1.7 million for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, operating cash flows were more than net income primarily due to a $6.5 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts and a $3.8 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. These working capital changes were offset by $6.5 million of depreciation and amortization and other changes in working capital. For the year ended December 31, 1999, operating cash flows were less than net income primarily due to a $4.2 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $4.7 million increase in receivables resulting from increased revenues. These working capital changes were offset by $5.7 million of depreciation and amortization and other changes in working capital. Cash used in investing activities totaled $8.0 million for the year ended December 31, 2000 and $9.4 million for the year ended December 31, 1999, including purchases of property and equipment of $8.5 million in 2000 and $7.7 million in 1999. Financing activities required $5.0 million and $940,000 for the years ended December 31, 2000 and 1999, respectively.

      The Company renewed its bank credit facility in September 2000 and voluntarily reduced the facility from $25 million to $15 million. The credit facility now matures on June 30, 2002, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.25% or prime to a maximum of prime plus 1.50% or LIBOR plus 3.50%. At December 31, 2000, there was approximately

$13.6 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.4 million of outstanding letters of credits under which the Company is committed.

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

      The Company has two other long-term debt commitments that are related to notes payable generated from the Company’s acquisitions in 1997 and 1998. The balance of these notes was $1.4 million at December 31, 2000 with interest rates of 5.73% and prime less 1.00% and maturing in the years 2001 and 2002. One of the notes payable is secured by a letter of credit totaling $1.1 million. See Note 6 to the Consolidated Financial Statements appearing elsewhere in this report.

      The Company leases some of its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to the Company’s principal office and shop facilities. Each lease has a 20 year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company’s annual rental payments for the three leases were $1.1 million in 2000 and each year thereafter during the remaining terms of the leases. See Item 2. “Properties.”

      The Company estimates that its capital expenditures for 2001 will be approximately $4.3 million, which includes improvements at two of its plants. The Company is also considering the expansion of certain of its facilities and production capacities, which would increase the 2001 estimated capital expenditures. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the consolidated statements of income or as a component of other comprehensive income, based upon the resulting designation.

As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

  Fluctuating Quarterly Results of Operations

      The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations from quarter to quarter as a result of a number of factors, many of which are outside the Company’s control. In particular, the Company’s operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company’s failure to obtain, or delays in awards of, major projects, the cancellation of major projects, or the Company’s failure to timely replace projects that have been completed or are nearing completion. In addition, from time to time the Company has disputes with its customers concerning change orders to its contracts. To the extent such disputes are not resolved on a timely basis, the Company’s results of operations may be affected. Any of the foregoing factors could result in the periodic inefficient or underutilization of the Company’s resources and could cause the Company’s operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

  Variations in Backlog; Dependence on Large Contracts

      The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $27.5 million, representing 21.1% of the Company’s backlog at December 31, 2000, was attributable to two contracts. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially. The Company’s future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

  Fixed Price Contracts

      Of the Company’s $130.5 million backlog at December 31, 2000, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company’s business, financial condition and results of operations for any period.

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

  Risks of International Operations

      The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. Less than 1% of the Company’s revenues in 2000, however, were related to projects outside the United States. The Company’s international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company’s international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

  Write-off of Impaired Asset

      In December 1999, the Company temporarily suspended its efforts to install new financial accounting software. Included in Other Assets on the Company’s Balance Sheet at December 31, 1999 were $2.2 million of cumulative related costs. Capitalized software costs are evaluated for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Impairment is recognized when there are indicators of impairment and it is determined there is little or no remaining utility to the software or that it is no longer probable that the computer software being developed will be completed or placed in service. During the year ended December 31, 2000, management wrote off the remaining $1.8 million of accumulated costs. The costs are included in general and administrative expenses on the consolidated income statement for the year ended December 31, 2000.

  Forward Looking Statements

      This Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Among other matters, this Annual Report on Form 10-K includes forward-looking statements relating to the Company’s backlog, improvement in gross margins, and anticipated business in future periods. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in as defined Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements reflect the Company’s current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instrument

      During 1999 and 2000, the Company did not participate in any derivative financial instruments.

Primary Market Risk Exposure

      The Company is exposed to market risk from changes in interest rates associated with its holding variable rate debt ($1.1 million outstanding balance at December 31, 2000). Assuming an identical outstanding balance for all of 2000, a hypothetical immediate 100 basis point increase in interest rates would increase interest expense for the year by approximately $110,000.

      The Company is potentially exposed to market risk associated with changes in interest rates primarily as a result of its $100.0 million 10 1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of its $100.0 million Senior Notes. At December 31, 2000, the fair value of the Senior Notes was approximately 70% of par or $70 million. From January 1, 2000 to December 31, 2000, the Senior Notes had a fair value that was as low as 59% of par and as high as 82% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 8 — Financial Statements and Supplementary Data

      The Independent Auditors’ Report and Consolidated Financial Statements of the Company, including the Notes to such statements, are set forth on pages F-1 through F-25.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Information regarding (i) directors and executive officers of the Company is set forth under the caption “Information Concerning Directors and Executive Officers” and (ii) compliance with Section 16(a) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s Proxy Statement relating to its 2001 Annual Meeting of Stockholders (the “2001 Proxy Statement”) and is incorporated by reference into this Form 10-K Report, which will be filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the Company’s 2001 Proxy Statement is not being filed as a part hereof.

Item 11 — Executive Compensation

      Information regarding executive compensation is set forth under the caption “Executive Compensation” in the 2001 Proxy Statement, which information is incorporated herein by reference; provided, however, that the “Report of the Compensation Committee on Executive Compensation” and the “Stock Price Performance Graph” contained in the 2001 Proxy Statement are not incorporated by reference herein.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2001 Proxy Statement, which information is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Transactions and Relationships” in the 2001 Proxy Statement, which information is incorporated herein by reference.

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

(a)(3) Exhibits

      The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1(	a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(	b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(	c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2		Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3		Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
3.1(	a)	Certificate of Incorporation of the Registrant(1)
3.1(	b)	Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
3.2		Bylaws of the Registrant(1)
3.3(	a)	Articles of Incorporation of B&K Steel Fabrications, Inc. (“B&K Steel”)(9)
3.3(	b)	Articles of Amendment of B&K(9)
3.4		Bylaws of B&K(9)
3.5(	a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5(	b)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6		Bylaws of Addison(9)
3.7(	a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7(	b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7(	c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7(	d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7(	e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20, 1966(9)
3.7(	f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7(	g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8		Bylaws of Addison Steel(9)
3.9(	a)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9(	b)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10		Bylaws of Quincy(9)

Exhibit
Number		Description

4.1		Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)(1)
4.2		Form of Certificate representing Common Stock(1)
4.3		Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4		Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5		Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(	a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1(	b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2(	a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2(	b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30, 1995(1)
10.2(	c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2(	d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(	e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2(	f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(	g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(	h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2(	i)	Continuing Guaranty dated June 30, 1997 between B&K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(	j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2(	k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2(	l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2(	m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3(	a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3(	b)	Variable Rate Line of Credit Note and Addendum dated June 30, 1995(1)
10.3(	c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4		Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number		Description

10.5		Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6		Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.7		Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(1)
10.7.	1	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8		Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9		Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.10		Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11		Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12	(a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12	(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12	(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12	(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13		Form of Indemnity Agreement between the Registrant and its directors(1)
10.14	(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)
10.15	(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15	(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19		Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20	(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20	(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(11)
10.20	(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA
10.20	(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA
10.21		Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22		Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)
10.23		Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)
10.24		Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000

Exhibit
Number	Description

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of Attorney of David A. Schuff
24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney of H. Wilson Sundt

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/ A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(b)	Reports on Form 8-K/none

(c)	See Item 14(a) (3) above.

(d)	See “Financial Statements and Supplementary Data” included under Item 8 to this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHUFF STEEL COMPANY,
a Delaware corporation

By:	/s/SCOTT A. SCHUFF

Scott A. Schuff
President and Chief Executive Officer

Date: March 19, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ SCOTT A. SCHUFF Scott A. Schuff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2001

/s/ MICHAEL R. HILL Michael R. Hill	Vice President and Chief Financial Officer, Secretary and Treasurer (Principal financial and accounting officer)	March 19, 2001

* David A. Schuff	Chairman of the Board of Directors	March 19, 2001

* Dennis DeConcini	Director	March 19, 2001

* Edward M. Carson	Director	March 19, 2001

* H. Wilson Sundt	Director	March 19, 2001

*By: /s/ MICHAEL R. HILL Michael R. Hill Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Schuff Steel Company

      We have audited the accompanying consolidated balance sheets of Schuff Steel Company as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff Steel Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 19, 2001, except for Note 12,
  as to which the date is March 9, 2001

SCHUFF STEEL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31

	2000	1999

	(in thousands, except for
	share data)

Assets

Current assets:

Cash and cash equivalents	$11,073	$6,784

Restricted funds on deposit	—	2,710

Receivables	61,862	51,968

Costs and recognized earnings in excess of billings on uncompleted contracts	9,575	16,100

Inventories	11,318	7,614

Deferred tax asset	1,676	1,425

Prepaid expenses and other current assets	423	1,395

Total current assets	95,927	87,996

Property, plant and equipment, net	29,908	25,322

Goodwill, net	48,871	51,036

Other assets	4,337	7,009

	$179,043	$171,363

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$7,253	$10,052

Accrued payroll and employee benefits	4,353	4,017

Accrued interest	993	1,109

Other accrued liabilities	5,054	3,248

Billings in excess of costs and recognized earnings on uncompleted contracts	12,713	8,864

Income taxes payable	2,200	—

Current portion of long-term debt	1,231	5,209

Total current liabilities	33,797	32,499

Long-term debt, less current portion	100,159	101,390

Deferred income taxes	2,274	2,491

Other liabilities	413	433

Stockholders’ equity:

Preferred stock, $.001 par value — authorized 1,000,000 shares, none issued	—	—

Common stock, $.001 par value — authorized 20,000,000 shares, 7,161,126 and 7,067,328 shares issued and outstanding in 2000 and 1999, respectively	7	7

Additional paid-in capital	14,742	14,419

Retained earnings	27,651	20,124

Total stockholders’ equity	42,400	34,550

	$179,043	$171,363

See accompanying notes.

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2000	1999	1998

	(in thousands, except per share data)

Revenues	$278,095	$236,832	$189,940

Cost of revenues	222,521	191,578	160,647

Gross profit	55,574	45,254	29,293

General and administrative expenses	29,770	24,102	15,509

Goodwill amortization	2,165	2,156	931

Operating income	23,639	18,996	12,853

Interest expense	(11,711)	(11,752)	(6,812)

Other income	1,105	1,307	1,733

Income before taxes	13,033	8,551	7,774

Provision for income taxes	5,506	3,401	3,453

Net income	$7,527	$5,150	$4,321

Net income per share:

Basic	$1.06	$0.73	$0.62

Diluted	$1.06	$0.73	$0.60

Weighted average shares used in computation:

Basic	7,129	7,046	7,014

Diluted	7,129	7,063	7,169

See accompanying notes.

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(in thousands)

Balance at December 31, 1997	7,000	$7	$14,013	$10,653	$24,673

Net income	—	—	—	4,321	4,321

Issuance of stock awards	1	—	5	—	5

Exercise of stock options	22	—	112	—	112

Amortization of unearned compensation for options issued below market	—	—	24	—	24

Balance at December 31, 1998	7,023	7	14,154	14,974	29,135

Net income	—	—	—	5,150	5,150

Issuance of common stock	31	—	143	—	143

Issuance of stock awards	8	—	58	—	58

Exercise of stock options	5	—	26	—	26

Amortization of unearned compensation for options issued below market	—	—	38	—	38

Balance at December 31, 1999	7,067	7	14,419	20,124	34,550

Net income	—	—	—	7,527	7,527

Issuance of common stock	83	—	248	—	248

Issuance of stock awards	11	—	47	—	47

Amortization of unearned compensation for options issued below market	—	—	28	—	28

Balance at December 31, 2000	7,161	$7	$14,742	$27,651	$42,400

See accompanying notes

SCHUFF STEEL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2000	1999	1998

	(in thousands)

Operating Activities

Net income	$7,527	$5,150	$4,321

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,489	5,689	3,618

Gain on disposals of property, plant and equipment	(101)	(30)	(143)

Deferred income taxes	(468)	73	(46)

Loss on write-off of other asset	1,842	—	—

Unearned compensation	28	38	24

Stock awards	47	58	5

Changes in operating assets and liabilities:

Restricted funds on deposit	2,710	(136)	(478)

Receivables	(9,894)	(4,658)	(2,412)

Costs and recognized earnings in excess of billings on uncompleted contracts	6,525	(4,239)	(2,315)

Inventories	(3,704)	(789)	(302)

Prepaid expenses and other current assets	972	(91)	(85)

Accounts payable	(2,799)	(1,316)	(1,477)

Accrued payroll and employee benefits	336	65	(337)

Accrued interest	(116)	28	1,035

Other accrued liabilities	1,806	(43)	(1,410)

Billings in excess of costs and recognized earnings on uncompleted contracts	3,849	1,839	68

Income taxes payable	2,200	—	—

Other liabilities	(20)	30	166

Net cash provided by operating activities	17,229	1,668	232

Investing activities

Acquisitions of property, plant and equipment	(8,508)	(7,718)	(2,307)

Proceeds from disposals of property, plant and equipment	204	249	3,789

Decrease (increase) in other assets	325	(1,906)	(672)

Purchase of businesses, net of cash acquired	—	—	(78,683)

Net cash used in investing activities	(7,979)	(9,375)	(77,873)

Financing activities

Proceeds from revolving line of credit and long-term debt	69,742	50,939	64,534

Principal payments on revolving line of credit and long-term debt	(74,951)	(52,048)	(67,771)

Proceeds from issuance of senior notes, net of issuance costs	—	—	96,000

Proceeds from exercise of stock options and stock purchase plan	248	169	112

Net cash (used in) provided by financing activities	(4,961)	(940)	92,875

Increase (decrease) in cash and cash equivalents	4,289	(8,647)	15,234

Cash and cash equivalents at beginning of year	6,784	15,431	197

Cash and cash equivalents at end of year	$11,073	$6,784	$15,431

See accompanying notes

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the parent Company and all wholly owned subsidiaries. All intercompany transactions have been eliminated for the years ended December 31, 2000, 1999 and 1998.

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

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative amortization of goodwill at December 31, 2000 and 1999 was approximately $5.3 million and $3.1 million, respectively.

Cost of Computer Software Developed or Obtained for Internal Use

      The Company accounts for the costs of computer software developed or obtained for internal use under Statement of Position No. 98-1 (“SOP 98-1”). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the year ended December 31, 1999, the Company capitalized approximately $2.2 million of such costs, which were included in other assets at December 31, 1999.

      Capitalized software costs are evaluated for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Impairment losses are recognized when there are indicators of impairment and it is determined there is little or no remaining utility to the software or that it is no longer probable that the computer software being developed will be completed or placed in service.

      During the year ended December 31, 2000, management wrote off the remaining $1.8 million of accumulated costs. The costs are included in general and administrative expenses of the Pacific Southwest segment and on the consolidated income statement for the year ended December 31, 2000.

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

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and accordingly, recognizes no compensation expense for these stock option grants.

Stock Purchase Plan

      The Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) effective January 1, 1999 whereby eligible employees (as defined) of the Company and its subsidiaries may purchase common stock of the Company through payroll deductions. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Subject to adjustments, the total number of shares reserved and available for issuance under the Stock Purchase Plan is 200,000 shares. The purchase price for each share of common stock purchased under the Stock Purchase Plan will equal 85% of the lesser of the fair market value of a share of common stock on the first day of an offering period or on the last day of an offering period. The offering period is defined as the period beginning January 1, 1999 and ending June 30, 1999, and every six month period thereafter, with the second offering period beginning on July 1, 1999 and ending December 31, 1999. During 2000 and 1999, employees of the Company purchased an aggregate of approximately 83,000 and 31,000 shares of common stock for an approximate amount of $248,000 and $143,000, respectively.

Income Taxes

      The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, restricted funds on deposit, receivables, accounts payable, other accrued liabilities, and debt, excluding the Senior Notes, are carried at amounts that reasonably approximate their fair values at December 31, 2000. The fair value of the Company’s Senior Notes at December 31, 2000 was approximately $70 million based upon the open market price.

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

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

up-to-date information. However, due to uncertainties inherent in the estimation process, actual results could differ materially from those estimates.

Impact of Recently Issued Accounting Standards

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. As issued, SFAS No. 133 was effective for fiscal years beginning after June 13, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of this Statement will have a significant effect on its results of operations or financial position.

Reclassifications

      Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2.  Purchases of Subsidiaries

      On June 4, 1998, the Company acquired all of the issued and outstanding capital stock of Addison Structural Services, Inc. (“ASSI”). As a result of such purchase, the Company acquired indirect ownership of the assets of Addison’s wholly owned operating subsidiaries, Addison Steel, Inc. and Quincy Joist Company. The aggregate purchase price was approximately $59,503,000, consisting of approximately $56,289,000 in cash and $3,214,000 in a promissory note.

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

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The operating results of the acquirees have been included in the Company’s consolidated financial statements from the dates of acquisitions. The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1998:

Year Ended
December 31,
1998

(in thousands, except
per share data)

Revenues	$254,677

Net income	5,488

Diluted pro forma net income per share	0.77

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

3.  Receivables and Contracts in Progress

      Receivables consist of the following:

	December 31

	2000	1999

	(in thousands)

Contract receivables:

Contracts in progress	$42,709	$42,229

Unbilled retentions	18,747	9,241

	61,456	51,470

Other receivables	406	498

	$61,862	$51,968

      Substantially all of the Company’s receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, and Texas.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Billings in excess of costs and recognized earnings on uncompleted contracts at December 31, 2000, and costs and estimated earnings on completed and uncompleted contracts at December 31, 1999, consist of the following:

	December 31

	2000	1999

	(in thousands)

Costs incurred on contracts completed and in progress	$584,113	$492,137

Estimated earnings	105,152	80,867

	689,265	573,004

Less progress billings	692,403	565,768

	$(3,138)	$7,236

Included in the accompanying consolidated balance sheets under the following captions:

Costs and recognized earnings in excess of billings on uncompleted contracts	$9,575	$16,100

Billings in excess of costs and recognized earnings on uncompleted contracts	(12,713)	(8,864)

	$(3,138)	$7,236

4.  Inventories

      Inventories consist of the following:

	December 31

	2000	1999

	(in thousands)

Raw materials	$10,979	$7,343

Finished goods	339	271

	$11,318	$7,614

5.  Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31

	2000	1999

	(in thousands)

Land	$5,619	$4,287

Buildings	10,605	5,818

Machinery and equipment	20,021	15,908

Leasehold improvements	2,929	2,824

Furniture and fixtures	492	492

Transportation equipment	1,800	1,787

Cranes	459	582

Office equipment	1,483	1,115

Detailing equipment	390	440

EDP equipment	3,213	2,699

Construction in progress	210	3,696

	47,221	39,648

Less accumulated depreciation and amortization	17,313	14,326

	$29,908	$25,322

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Long-Term Debt

      Long-term debt consists of the following:

	December 31

	2000	1999

	(in thousands)

Senior notes with interest payable semi-annually at 10.50 percent on June 1 and December 1, maturing in 2008	$100,000	$100,000

Note payable to a bank under a revolving line of credit agreement, with interest payable monthly at the bank’s base rate plus a maximum of 1.50 percent or LIBOR plus a maximum of 3.50 percent, maturing in 2002	—	2,729

Note payable under a stock purchase agreement, payable in annual installments of $1,071,000 each June plus interest at prime less 1.00 percent, maturing in 2001, secured by a $1,071,000 letter of credit	1,071	2,142

Unsecured note payable to related party under a stock purchase agreement, payable in annual installments of $750,000 each August plus interest at prime , maturing in 2000	—	750

Note payable to related parties under a stock purchase agreement, payable in annual installments of $500,000 each October plus interest at prime less 1.00 percent, maturing in 2000, secured by a $500,000 letter of credit	—	500

Notes payable to related parties under a stock purchase agreement, payable in annual installments of $159,250 plus interest at 5.73 percent, maturing in 2002	319	478

	101,390	106,599

Less current portion	1,231	5,209

	$100,159	$101,390

      On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10 1/2% senior notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0 percent of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0 percent of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries. See Note 14.

      The Company maintains a $15.0 million credit facility with a bank that matures on June 30, 2002. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined. At December 31, 2000, there was approximately $13.6 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.4 million of outstanding letters of credit under which the Company is committed. The weighted average interest rate on the revolving line of credit was approximately 10.33 and 9.17 percent, respectively, at December 31, 2000 and 1999.

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

      Annual principal amounts of long-term debt maturing subsequent to December 31, 2000 are: 2001 — $1,231,000, 2002 — $159,000, 2003 — $0, 2004 — $0, 2005 — $0 and thereafter — $100,000,000. The Company made interest payments of approximately $11,321,000, $11,218,000, and $5,543,000 for the years ended December 31, 2000, 1999 and 1998, respectively, on its long-term debt.

7.  Income Taxes

      Deferred tax assets and liabilities are composed of the following:

	December 31, 2000		December 31, 1999

	Current	Long-Term	Current	Long-Term

	(in thousands)

Deferred tax assets:

Vacation accrual	$576	$—	$303	$—

Accrued liabilities	580	—	424	—

Deferred rents payable	—	165	—	173

Basis in software development costs	—	147	—	—

Revenue recognition on contracts in progress	407	—	685	—

Other	113	42	13	141

	1,676	354	1,425	314

Deferred tax liabilities:

Property, plant and equipment basis difference	—	721	—	729

Accelerated depreciation	—	1,882	—	1,180

Basis in software development costs	—	—	—	780

Other	—	25	—	116

	—	2,628	—	2,805

Net deferred tax assets (liabilities)	$1,676	$(2,274)	$1,425	$(2,491)

      In connection with the Company’s acquisitions during 1998, the Company assumed approximately $1,230,000 in net deferred tax liabilities.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the income tax expense (benefit) are as follows:

	Year Ended December 31

	2000	1999	1998

	(in thousands)

Current:

Federal	$4,974	$2,632	$2,974

State	1,000	696	525

	5,974	3,328	3,499

Deferred:

Federal	(509)	191	(39)

State	41	(118)	(7)

	(468)	73	(46)

	$5,506	$3,401	$3,453

      The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes follows:

	Year Ended December 31

	2000	1999	1998

	(in thousands)

Tax at U.S. federal statutory rates	$4,471	$2,907	$2,643

State income taxes, net of federal tax benefit	684	415	342

Amortization of goodwill	743	838	374

Research and experimentation credits	(375)	(739)	—

Other	(17)	(20)	94

	$5,506	$3,401	$3,453

      Total income tax payments for the year ended December 31, 2000 and 1999 were approximately $3,897,000 and $3,810,000, respectively. At December 31, 2000, the Company had approximately $927,000 of state and federal net operating loss carry-forwards which begin expiring in 2005.

8.  Employee Retirement Plans

      The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $239,000, $197,000, and $78,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Certain of the Company’s fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,347,000, $1,648,000 and $1,479,000 during the years ended December 31, 2000, 1999 and 1998, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

      The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 2000, the Company is required to contribute 55 cents to the plan (compared to 50 cents in 1999 and 45 cents in 1998) for each hour worked in the preceding month by each plan participant. The Company has also agreed to increase its hourly contribution by five cents per participant annually through the year 2002. The Company’s funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $318,000, $276,000 and $232,000 during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, respectively, there were no significant due and unpaid amounts related to the employee pension plan.

9.  Net Income Per Share

      The following table sets forth the computation of basic and diluted pro forma net income per share:

	Year Ended December 31

	2000	1999	1998

	(in thousands except per share
	data)

Numerator:

Net income	$7,527	$5,150	$4,321

Denominator for basic net income per share

— weighted average shares	7,129	7,046	7,014

Effect of dilutive securities:

Employee and director stock options	—	17	155

Denominator for diluted net income per share

— adjusted weighted average shares and assumed conversions	7,129	7,063	7,169

Net income per share:

Basic	$1.06	$0.73	$0.62

Diluted	$1.06	$0.73	$0.60

      Options to purchase 1.9 million shares of common stock at prices ranging from $3.375 to $14.50 were outstanding during 2000 but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stock Options

      The Company established a qualified stock option plan (“Plan”) effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company’s Board of Directors. A summary of activity under the Plan is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available		Exercise
	Under Grant	Number	Price

Balance at December 31, 1997	288,000	312,000	$5.14

Authorized	1,000,000	—	—

Granted	(491,000)	491,000	12.47

Exercised	—	(22,420)	5.00

Canceled	27,000	(27,000)	9.73

Balance at December 31, 1998	824,000	753,580	9.51

Granted	(659,133)	659,133	7.09

Exercised	—	(5,200)	5.00

Canceled	219,650	(219,650)	8.97

Balance at December 31, 1999	384,517	1,187,863	8.29

Authorized	700,000	—	—

Granted	(1,026,760)	1,026,760	3.37

Canceled	311,595	(311,595)	7.11

Balance at December 31, 2000	369,352	1,903,028	5.83

Exercisable at December 31, 2000		329,447

      The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 2.81 – $ 4.13	961,415	9.19	$3.37	2,400	$3.50
$ 5.00 – $ 6.25	174,480	6.45	$5.09	97,280	$5.04
$ 7.00 – $10.13	549,733	8.05	$7.15	137,767	$7.23
$13.75 – $14.50	217,400	7.31	$13.92	92,000	$13.91

	1,903,028			329,447

      The Company’s 1997 Stock Option Plan has authorized the grant of options to acquire up to 2,300,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the year ended December 31, 2000 and 1999 was $3.37 and $7.09, respectively. During 1998, the weighted average exercise price and fair value of options granted below the fair market value at date of grant was $10.00 and $10.83 per option, respectively. The below market grant was for 50,000 shares at $10.00 per share and was being expensed over the related five-year vesting period in the amount of approximately $37,500 per year. However, during the year ended December 31, 2000, all of the below market options were cancelled due to the resignation of the employee holding the options. Approximately $28,000 of compensations expense was recognized during the year ended December 31, 2000.

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

      Pro forma information regarding net income and pro forma earnings per share are required by SFAS No. 123, and have been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31

	2000	1999	1998

Expected life of award	5 years	5 years	5 years

Volatility	.685	.739	.961

Risk-free interest rate	6.12 percent	6.36 percent	4.5 percent

Expected dividends yield	0 percent	0 percent	0 percent

      Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option’s vesting period and the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below:

	Year Ended December 31

	2000	1999	1998

	(in thousands)

Net income as reported	$7,527	$5,150	$4,321

Pro forma net income including SFAS No. 123 expense	$6,962	$4,480	$3,808
Pro forma earnings per share including SFAS No. 123 expense

Basic	$0.98	$0.64	$0.54

Diluted	$0.98	$0.63	$0.53

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

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense under the related party leases totaled approximately $1,086,000, $1,035,000 and $980,000 for the year ended December 31, 2000, 1999 and 1998, respectively.

      The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $586,000, $511,000 and $328,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 2000, are as follows:

(In thousands)

2001	$1,356

2002	1,343

2003	1,303

2004	1,241

2005	1,241

Thereafter	12,084

$18,568

12.  Commitments and Contingencies

      During 2000, the Company issued a $356,000 letter of credit under its $15.0 million credit facility for the benefit of the Company’s workers’ compensation insurance provider. The letter of credit expires on June 30, 2001.

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while under the employ of the Company. The Company does not believe there are any such contingencies at December 31, 2000 for which the eventual outcome would have a material adverse impact on the results of operations or liquidity of the Company.

      During 1998, the Company filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work the Company believes was billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company’s claim was filed with that of the general contractor of the project, Perini/ Tutor-Saliba, along with several other project subcontractors. The Company has incurred and expensed substantially all of the costs related to this claim. On October 4, 2000, the Company reached a mediated settlement with the Arizona Professional Baseball Team Limited Partnership and related parties with respect to this claim. The Company received an initial payment of approximately $2.4 million and expects to receive a second and final payment in the second quarter of 2001.

      On March 10, 2000, the Company recorded a Notice of Lien in Salt Lake City, Utah against the Assembly Building project recently completed by the Company for the Church of Jesus Christ of Latter Day Saints and Legacy Constructors, the general contractor on the project. The Company claimed it was owed approximately $4.5 million for additional steel provided and for additional work performed in the erection of structural steel on the project due to changes made by the owner and general contractor and which the Company believes is billable under the terms of its contract with the general contractor. The Company has incurred and expensed all of the costs related to this claim. On July 6, 2000, the Company announced that it had reached a confidential settlement in the second quarter of 2000 with the Church of Jesus Christ of Latter-day Saints relating to the Company’s Notice of Lien filed.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 9, 2001, the Company filed a claim in the Superior Court of the State of California for the County of Orange against the Hyperion Theatre project recently completed by the Company for Disney’s California Adventure and Bernards Bros. Construction, the general contractor on the project. The Company claims it is owed approximately $2.3 million for the unpaid contract balance, additional steel provided and work performed in the erection of structural steel on the project and damages for breach of contract and delay of work. The Company has incurred and expensed all of the costs related to this claim. Management believes it is entitled to payment of the entire amount claimed and does not believe that it is liable under any potential counter claim.

13.  Segment Reporting and Significant Customers

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company makes key financial decisions based on certain operating results of its subsidiaries. Segment information as reviewed by the Company is as follows:

	Year Ended December 31, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$35,450	$131,095	$13,977	$97,573	$278,095

Revenues from other segments	—	3,578	2,320	7,293	13,191

Gross profit	4,909	23,032	3,494	24,139	55,574

Interest expense	1,804	3,166	1,693	5,363	12,026

Depreciation and amortization	678	2,009	786	3,016	6,489

Operating income, excluding goodwill amortization	2,763	8,305	1,005	13,731	25,804

Total assets	29,737	76,235	23,733	83,983	213,688

	Year Ended December 31, 1999

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$31,280	$97,642	$23,451	$84,459	$236,832

Revenues from other segments	—	4,194	2,701	5,450	12,345

Gross profit	5,593	11,115	4,946	23,600	45,254

Interest expense	1,796	2,978	1,761	5,445	11,980

Depreciation and amortization	623	1,855	724	2,487	5,689

Operating income, excluding goodwill amortization	3,329	482	2,402	14,939	21,152

Total assets	27,454	74,359	24,752	77,689	204,254

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1998

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$5,714	$131,185	$5,415	$47,626	$189,940

Revenues from other segments	—	35	1,755	3,924	5,714

Gross profit	1,013	14,057	1,692	12,531	29,293

Interest expense	370	2,704	614	3,124	6,812

Depreciation and amortization	122	1,873	213	1,410	3,618

Operating income, excluding goodwill amortization	607	3,785	1,080	8,312	13,784

Total assets	11,789	151,218	6,611	45,996	215,614

	2000	1999	1998

	(in thousands)

Reconciliation of Revenues

Total external revenues for reportable segments	$278,095	$236,832	$189,940

Intersegment revenues for reportable segments	13,191	12,345	5,714

Elimination of intersegment revenues	(13,191)	(12,345)	(5,714)

Total consolidated revenues	$278,095	$236,832	$189,940

	2000	1999	1998

	(in thousands)

Reconciliation of Interest Expense

Total interest expense for reportable segments	$12,026	$11,980	$6,812

Elimination of intersegment interest expense	(315)	(228)	—

Total consolidated interest expense	$11,711	$11,752	$6,812

	2000	1999	1998

	(in thousands)

Reconciliation of Total Assets

Total assets for reportable segments	$213,688	$204,254	$215,614

Elimination of intercompany receivables	(21,398)	(19,729)	(9,807)

Elimination of investment in subsidiaries	(13,461)	(13,475)	(40,351)

Other adjustments	214	313	132

Total consolidated assets	$179,043	$171,363	$165,588

      All Company segments derive revenues from steel fabrication and erection activities. All intersegment revenues and expenses are eliminated during consolidation.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1999, the Company did not have revenues from any one customer that were in excess of 10 percent. During 1998 and 2000, the Company had revenues from certain customers that were in excess of 10 percent of the respective year’s revenues as follows:

	Year Ended
	December 31

	2000	1998

Customer A	12%	n/a

Customer B	n/a	14%

Customer C	n/a	12%

      During the years ended December 31, 2000, 1999 and 1998, the Company’s revenues included approximately $256,000, $998,000 and $9,028,000, respectively, relating to projects carried out internationally for which there were no outstanding amounts in accounts receivable at December 31, 2000 and 1999.

14.  Subsidiary Guarantors

      The Company’s 10 1/2% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries (collectively the “Subsidiary Guarantors”), all of which are wholly owned. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the parent in the form of cash dividends, loans or advances.

      The condensed consolidating financial information for the parent and it subsidiary guarantors as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 is as follows:

	December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Cash and cash equivalents	$8,248	$2,825	$—	$11,073

Receivables	34,081	29,226	(1,445)	61,862

Property and equipment, net	8,208	21,700	—	29,908

Goodwill, net	—	48,553	318	48,871

Other assets	25,698	35,150	(33,519)	27,329

Total assets	$76,235	$137,454	$(34,646)	$179,043

Current liabilities	$27,417	$27,884	$(21,504)	$33,797

Long-term debt, less current portion	21,487	78,672	—	100,159

Other non-current liabilities	1,171	1,516	—	2,687

Total liabilities	50,075	108,072	(21,504)	136,643

Stockholders’ equity	26,160	29,382	(13,142)	42,400

Total liabilities and stockholders’ equity	$76,235	$137,454	$(34,646)	$179,043

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 1999

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Cash and cash equivalents	$(1,737)	$8,521	$—	$6,784

Receivables	28,115	25,668	(1,815)	51,968

Property and equipment, net	7,945	17,377	—	25,322

Goodwill, net	—	50,704	332	51,036

Other assets	40,036	27,625	(31,408)	36,253

Total assets	$74,359	$129,895	$(32,891)	$171,363

Current liabilities	$28,693	$23,555	$(19,749)	$32,499

Long-term debt, less current portion	21,647	79,743	—	101,390

Other non-current liabilities	1,794	1,130	—	2,924

Total liabilities	52,134	104,428	(19,748)	136,813

Stockholders’ equity	22,225	25,467	(13,142)	34,550

Total liabilities and stockholders’ equity	$74,359	$129,895	$(32,891)	$171,363

	Year Ended December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Revenues	$134,673	$156,613	$(13,191)	$278,095

Cost of revenues	111,640	124,072	(13,191)	222,521

Gross profit	23,033	32,541	—	55,574

General and administrative expenses	14,728	15,042	—	29,770

Goodwill amortization	—	2,165	—	2,165

Operating income	8,305	15,334	—	23,639

Interest expense	(3,166)	(8,860)	315	(11,711)

Other income	458	962	(315)	1,105

Income before taxes	5,597	7,436	—	13,033

Provision for income taxes	1,985	3,521	—	5,506

Net income	$3,612	$3,915	$—	$7,527

Operating activities, net	$14,498	$2,712	$19	$17,229

Investing activities:

Acquisitions of property, plant and equipment	(2,113)	(6,395)	—	(8,508)

Proceeds from disposals of property, plant and equipment	114	90	—	204

Other	125	219	(19)	325

	(1,874)	(6,086)	(19)	(7,979)

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Financing activities:

Proceeds from revolving line of credit and long-term debt	69,742	—	—	69,742

Principal payments on revolving line of credit and long-term debt	(72,630)	(2,321)	—	(74,951)

Other	248	—	—	248

	(2,640)	(2.321)	—	(4,961)

Increase (decrease) in cash and cash equivalents	$9,984	$(5,695)	$—	$4,289

	Year Ended December 31, 1999

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Revenues	$101,836	$147,341	$(12,345)	$236,832

Cost of revenues	90,721	113,202	(12,345)	191,578

Gross profit	11,115	34,139	—	45,254

General and administrative expenses	10,634	13,468	—	24,102

Goodwill amortization	—	2,156	—	2,156

Operating income	481	18,515	—	18,996

Interest expense	(2,978)	(9,002)	228	(11,752)

Other income	549	1,004	(246)	1,307

Income before taxes	(1,948)	10,517	(18)	8,551

Provision for income taxes	(1,159)	4,560	—	3,401

Net income	$(789)	$5,957	$(18)	$5,150

Operating activities, net	$(5,172)	$6,840	$—	$1,668

Investing activities:

Acquisitions of property, plant and equipment	(2,084)	(5,636)	2	(7,718)

Proceeds from disposals of property, plant and equipment	4	245	—	249

Other	(2,146)	137	103	(1,906)

	(4,226)	(5,254)	105	(9,375)

Financing activities:

Proceeds from revolving line of credit and long-term debt	45,251	5,688	—	50,939

Principal payments on revolving line of credit and long-term debt	(49,752)	(2,296)	—	(52,048)

Other	169	—	—	169

	(4,332)	3,392	—	(940)

(Decrease) increase in cash and cash equivalents	$(13,730)	$4,978	$105	$(8,647)

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1998

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)

Revenues	$131,219	$58,756	$(35)	$189,940

Cost of revenues	117,163	43,519	(35)	160,647

Gross profit	14,056	15,237	—	29,293

General and administrative expenses	10,272	5,237	—	15,509

Goodwill amortization	—	931	—	931

Operating income	3,784	9,069	—	12,853

Interest expense	(2,566)	(4,263)	17	(6,812)

Other income	1,317	416	—	1,733

Income before taxes	2,535	5,222	17	7,774

Provision for income taxes	1,016	2,437	—	3,453

Net income	$1,519	$2,785	$17	$4,321

Operating activities, net	$(3,316)	$3,548	$—	$232

Investing activities:

Acquisitions of property, plant and equipment	(1,800)	(507)	—	(2,307)

Proceeds from disposals of property, plant and equipment	3,183	606	—	3,789

Purchase of businesses, net of cash acquired	(84,614)	—	5,931	(78,683)

Other	(326)	(346)	—	(672)

	(83,557)	(247)	5,931	(77,873)

Financing activities:

Proceeds from revolving line of credit and long-term debt	64,534	—	—	64,534

Principal payments on revolving line of credit and long-term debt	(67,771)	—	—	(67,771)

Proceeds from issuance of senior notes, net of issuance costs	96,000	—	—	96,000

Other	112	—	—	112

	92,875	—	—	92,875

Increase in cash and cash equivalents	$6,002	$3,301	$5,931	$15,234

      The Company has no other subsidiaries other than the Subsidiary Guarantors. The condensed consolidating financial information of the Subsidiary Guarantors includes information only for the periods from the Subsidiary Guarantors’ dates of acquisitions, since prior to such acquisition dates, the Subsidiary Guarantors were not subsidiaries of the Company. The Subsidiary Guarantors’ net income also includes goodwill amortization and interest expense, net of tax benefits, allocated from the Company to reflect the amount of long-term debt used and goodwill generated in the acquisitions.

SCHUFF STEEL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Quarterly Results of Operations (Unaudited)

      A summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 follows (in thousands, except for per share amounts):

	Fiscal Year 2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$62,940	$71,494	$72,318	$71,343

Gross profit	12,414	13,744	14,056	15,360

Net income	1,534	2,055	1,934	2,004

Net income per share:

Basic	$0.22	$0.29	$0.27	$0.28

Diluted	$0.22	$0.29	$0.27	$0.28

Weighted average number of shares outstanding:

Basic	7,089	7,115	7,152	7,159

Diluted	7,111	7,115	7,152	7,159

	Fiscal Year 1999

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$54,113	$56,661	$65,715	$60,343

Gross profit	11,545	9,648	13,533	10,528

Net income	1,457	282	2,482	929

Net income per share:

Basic	$0.21	$0.04	$0.35	$0.13

Diluted	$0.21	$0.04	$0.35	$0.13

Weighted average number of shares outstanding:

Basic	7,025	7,030	7,062	7,067

Diluted	7,079	7,070	7,073	7,067

      The 2000 and 1999 quarterly results for basic and diluted net income per share, when totaled, may not equal the basic and diluted net income per share for the years ended December 31, 2000 and 1999. These variances are due to rounding and certain options being antidilutive for certain quarters but not for the year.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2	Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3	Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
3.1(a)	Certificate of Incorporation of the Registrant(1)
3.1(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant(1)
3.2	Bylaws of the Registrant(1)
3.3(a)	Articles of Incorporation of B & K Steel Fabrications, Inc. (“B&K Steel”)(9)
3.3(b)	Articles of Amendment of B & K(9)
3.4	Bylaws of B & K(9)
3.5(a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5(b)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6	Bylaws of Addison(9)
3.7(a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7(b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7(c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7(d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7(e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20, 1966(9)
3.7(f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7(g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8	Bylaws of Addison Steel(9)
3.9(a)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9(b)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10	Bylaws of Quincy(9)
4.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)(1)
4.2	Form of Certificate representing Common Stock(1)

Exhibit
Number	Description

4.3	Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4	Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5	Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1(b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2(a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2(b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30, 1995(1)
10.2(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2(d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2(f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2(i)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2(k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2(l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2(m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3(a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3(b)	Variable Rate Line of Credit Note and Addendum dated June 30, 1995(1)
10.3(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4	Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.5	Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6	Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number	Description

10.7	Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(1)
10.7.1	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8	Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9	Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.10	Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11	Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12(a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13	Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)
10.15(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19	Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(11)
10.20(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA
10.20(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA
10.21	Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22	Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)
10.23	Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)
10.24	Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent auditors

Exhibit
Number	Description

24.1	Power of Attorney of David A. Schuff
24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney of H. Wilson Sundt

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/ A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.