Form 10-Q
period 2001-03-31
SCHUFF STEEL CO
filed 2001-05-08
CIK 1038368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes /X/  No / /

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practical date: As of May 1, 2001, there were 7,208,355 shares of Common Stock, $.001 par value per share, outstanding.

                              SCHUFF STEEL COMPANY

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
Part I:           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets  -
                  March 31, 2001 (unaudited) and December 31, 2000                                  1

                  Condensed Consolidated Statements of Income (unaudited)  -
                  Three Months Ended March 31, 2001 and 2000                                        2

                  Condensed Consolidated Statements of Cash Flows (unaudited)  -
                  Three Months Ended March 31, 2001 and 2000                                        3

                  Notes to Condensed Consolidated Financial Statements (unaudited) -
                  March 31, 2001                                                                    4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               7

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                       17

Part II:          Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                                 18

Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                              SCHUFF STEEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31 2001    DECEMBER 31
                                                                                                        2000
                                                                                    ----------------------------
                                                                                     (Unaudited)      (Note 1)
                                                                                            (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $ 10,879       $ 11,073
   Receivables                                                                          52,231         61,862
   Costs and recognized earnings in excess of billings on uncompleted contracts         11,704          9,575
   Inventories                                                                          11,937         11,318
   Deferred tax asset                                                                    1,676          1,676
   Prepaid expenses and other current assets                                               218            423
                                                                                      -----------------------
Total current assets                                                                    88,645         95,927

Property and equipment, net                                                             31,227         29,908
Goodwill, net                                                                           48,330         48,871
Other assets                                                                             4,133          4,337
                                                                                      -----------------------
                                                                                      $172,335       $179,043
                                                                                      =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  3,223       $  7,253
   Accrued payroll and employee benefits                                                 4,367          4,353
   Accrued interest                                                                      3,553            993
   Other accrued liabilities                                                             5,430          5,054
   Billings in excess of costs and recognized earnings on uncompleted contracts          7,661         12,713
   Income taxes payable                                                                  1,860          2,200
   Current portion of long-term debt                                                     1,230          1,231
                                                                                      -----------------------
Total current liabilities                                                               27,324         33,797

Long-term debt, less current portion                                                    98,000        100,159
Deferred income taxes                                                                    2,274          2,274
Other liabilities                                                                          407            413


Stockholders' equity:
   Preferred stock, $.001 par value - authorized 1,000,000 shares; none issued              --             --
   Common stock, $.001 par value - authorized 20,000,000 shares; 7,208,355 and
     7,161,126 shares issued and outstanding at March 31, 2001 and December
     31, 2000, respectively                                                                  7              7
   Additional paid-in capital                                                           14,852         14,742
   Retained earnings                                                                    29,471         27,651
                                                                                      -----------------------
Total stockholders' equity                                                              44,330         42,400
                                                                                      -----------------------
                                                                                      $172,335       $179,043
                                                                                      =======================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                      2001           2000
                                            -------------------------------------
                                            (in thousands, except per share data)
Revenues                                           $ 59,680        $ 62,940
Cost of revenues                                     46,629          50,526
                                                   ------------------------
    Gross profit                                     13,051          12,414

General and administrative expenses                   7,195           6,601
Goodwill amortization                                   541             541
                                                   ------------------------
    Operating income                                  5,315           5,272
Interest expense                                     (2,794)         (2,967)
Other income                                            603             339
                                                   ------------------------
    Income before income tax provision                3,124           2,644
Income tax provision                                  1,304           1,110
                                                   ------------------------
    Net income                                        1,820           1,534
                                                   ========================
Income per share:
   Basic                                           $   0.25        $   0.22
                                                   ========================
   Diluted                                         $   0.25        $   0.22
                                                   ========================

Weighted average shares used in computation:
   Basic                                              7,204           7,089
                                                   ========================
   Diluted                                            7,310           7,111
                                                   ========================


See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31
                                                                              2001           2000
                                                                          ---------------------------
                                                                                (in thousands)
OPERATING ACTIVITIES
Net income                                                                 $  1,820        $  1,534
Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                            1,668           1,490
     Extraordinary gain - extinguishment of debt, net of tax                   (110)             --
     Gain on disposal of property and equipment                                (116)            (10)
     Deferred taxes                                                              --              (1)
     Unearned compensation                                                       --               9
     Stock awards                                                                10              16
     Changes in operating assets and liabilities:
       Restricted funds on deposit                                               --             (33)
       Receivables                                                            9,631            (141)
       Costs and recognized earnings in excess of billings on
         uncompleted contracts                                               (2,129)         (2,181)
       Inventories                                                             (619)         (2,510)
       Prepaid expenses and other assets                                        205              22
       Accounts payable                                                      (4,030)         (2,665)
       Accrued payroll and employee benefits                                     14            (542)
       Accrued interest                                                       2,560           2,652
       Other accrued liabilities                                                376             272
       Billings in excess of costs and recognized earnings on
         uncompleted contracts                                               (5,052)            569
       Income taxes payable                                                    (413)          1,060
       Other liabilities                                                         (6)             (1)
                                                                           ------------------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                3,809            (460)

INVESTING ACTIVITIES
Acquisitions of property and equipment                                       (2,346)         (3,614)
Proceeds from disposals of property and equipment                               142              31
Decrease (increase) in other assets                                              20             (51)
                                                                           ------------------------
           NET CASH USED IN INVESTING ACTIVITIES                             (2,184)         (3,634)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term borrowings                  --          25,935
Principal payments on revolving line of credit and long-term debt            (1,919)        (28,135)
Proceeds from the issuance of common stock                                      100             144
                                                                           ------------------------
           NET CASH USED IN FINANCING ACTIVITIES                             (1,819)         (2,056)

           DECREASE IN CASH AND CASH EQUIVALENTS                               (194)         (6,150)
Cash and cash equivalents at beginning of period                             11,073           8,682
                                                                           ------------------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 10,879        $  2,532
                                                                           ========================

See notes to condensed consolidated financial statements.

                              SCHUFF STEEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. RECEIVABLES

Receivables consist of the following at:

                               MARCH 31     DECEMBER 31
                                2001           2000
                               ------------------------
                                   (in thousands)
Contract receivables:
   Contracts in progress       $33,635       $42,709
   Unbilled retentions          18,218        18,747
                               ----------------------
                                51,853        61,456
Other receivables                  378           406
                               ----------------------
                               $52,231       $61,862
                               =====================

3. INVENTORIES

Inventories consist of the following at:

                               MARCH 31      DECEMBER 31
                               2001           2000
                               -------------------------
                                    (in thousands)

Raw materials                  $11,853       $10,979
Finished goods                      84           339
                               ---------------------
                               $11,937       $11,318
                               =====================

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                         2001           2000
                                                                        ----------------------
                                                                            (in thousands,
                                                                        except per share data)
Numerator:
   Net income                                                           $1,820          $1,534
                                                                        ======================
Denominator:
   Weighted average shares                                               7,204           7,089
                                                                        ----------------------
Denominator for basic net income per share                               7,204           7,089

Effect of dilutive securities:
   Employee and director stock options                                     106              22
                                                                        ----------------------
   Denominator for diluted net income per share -
     adjusted weighted average shares and assumed
     conversions                                                         7,310           7,111
                                                                        ======================
Net income per share:
   Basic                                                                $ 0.25          $ 0.22
                                                                        ======================
   Diluted                                                              $ 0.25          $ 0.22
                                                                        ======================

5. EXTRAORDINARY ITEM

   The Company recognized an extraordinary gain of $183,000 (included in other income) and related income tax expense of $73,000 during the three months ended March 31, 2001 due to the repayment of $2.0 million of the Company's 10-1/2% Senior Notes at a 12% discount, net of the write-off of related unamortized debt issue costs. This extraordinary gain increased both basic and diluted earnings per share by $0.02, net of tax.

6. CONTINGENT MATTERS

   The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company's employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at March 31, 2001 or December 31, 2000 for which the eventual outcome would have a material adverse impact on the Company.

7. SEGMENT INFORMATION

                                                                 Three Months Ended March 31, 2001
                                          --------------------------------------------------------------------------
                                          Western          Pacific                         Southeastern
                                            US            Southwest         Southwest           US             Total
                                          -------         ---------         ---------      ------------        -----
                                                                          (in thousands)
Revenues from external customers          $ 7,963          $25,196          $ 2,325          $24,196          $59,680
Intersegment revenues                          --               30               --            1,398            1,428
Operating income, excluding
   goodwill amortization                      579            1,397                8            3,872            5,856


                                                                 Three Months Ended March 31, 2000
                                          --------------------------------------------------------------------------
                                          Western         Pacific                          Southeastern
                                            US           Southwest         Southwest             US              Total
                                          -------         ---------         ---------      ------------        -----
                                                                          (in thousands)
Revenues from external customers          $ 8,783          $30,491          $ 2,148           $21,518          $62,940
Intersegment revenues                          --            1,200              615             1,077            2,892
Operating income, excluding
   goodwill amortization                      655            2,394              (80)            2,844            5,813

     A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

                                                       Three Months Ended
                                                             March 31
                                                    -------------------------
                                                      2001              2000
                                                    -------------------------
                                                         (in thousands)
Total operating income, excluding goodwill
   amortization for reportable segments             $ 5,856           $ 5,813
Goodwill amortization                                  (541)             (541)
Interest expense                                     (2,794)           (2,967)
Other income                                            603               339
                                                    -------------------------
Income before income taxes                          $ 3,124           $ 2,644
                                                    =========================


8. COMPREHENSIVE INCOME

   Total comprehensive income for the three months ended March 31, 2001 and 2000 equaled net income for the corresponding periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Revenues

Revenues decreased by 5.2 percent to $59.7 million for the three months ended March 31, 2001 from $62.9 million for the three months ended March 31, 2000. The decrease in revenues was primarily a result of two large projects nearing completion that generated reduced revenues in the three months ended March 31, 2001.

The average revenues for the Company's ten largest revenue generating projects in the three month period ended March 31, 2001 were $2.1 million versus $2.6 million in the three month period ended March 31, 2000. The decrease in average revenues was the result of the Company's focus on smaller projects with shorter cycle times and increased productivity.

Gross Profit

Gross profit increased by 5.1 percent to $13.1 million for the three month period ended March 31, 2001 from $12.4 million for the three month period ended March 31, 2000. The increase was primarily attributable to increased productivity during the three months ended March 31, 2001. As a percentage of revenues, gross profit increased to 21.9 percent for the three month period ended March 31, 2001, from 19.7 percent for the three month period ended March 31, 2000. The increase in gross profit as a percentage of revenues was primarily attributable to the Company's focus on smaller projects with shorter cycle times and increased productivity.

General and Administrative Expenses

General and administrative expenses increased by 9.0 percent to $7.2 million for the three months ended March 31, 2001 from $6.6 million for the three months ended March 31, 2000. The increase in 2001 was largely attributable to additional general and administrative costs required to support the anticipated revenue growth of the Company and the costs associated with the Company's new joist manufacturing facility in Buckeye, Arizona. General and administrative expenses as a percentage of revenues increased to 12.1 percent for the three months ended March 31, 2001 from 10.5 percent for the three months ended March 31, 2000.

Goodwill Amortization

Goodwill amortization was $541,000 for both of the three month periods ended March 31, 2001 and 2000. The goodwill amortization represents the amortization of the excess of cost over fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years.

Interest Expense

Interest expense decreased to $2.8 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000. The interest expense is primarily attributable to the Company's $100.0 million 10-1/2% Senior Notes issued in June 1998. The decrease in interest expense is due to the Company's decreased use of available lines of credit during the three months ended March 31, 2001.

Other Income

Other income increased to $603,000 for the three months ended March 31, 2001 from $339,000 for the three months ended March 31, 2000. The increase was primarily due to the $183,000 gain on the extinguishment of debt.

Income Tax Provision

Income tax expense increased by $194,000, or 17.5 percent, to $1.3 million, which reflects a 41.7 percent effective tax rate, for the three months ended March 31, 2001 from income tax expense of $1.1 million, or a 42.0 percent effective tax rate, for the three months ended March 31, 2000. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

Backlog

Backlog increased 30.3 percent to $170.1 million at March 31, 2001 from $130.5 million at December 31, 2000. The increase in backlog compared to December 31, 2000 was the result of several projects awarded to the Company in the first quarter of 2001. The Company has made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At March 31, 2001, the Company had working capital of approximately $61.3 million and no borrowings under its line of credit, with approximately $13.6 million available for future borrowings. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

The Company's short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $3.8 million and used cash flows of $460,000 in the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, operating cash flows were greater than net income due to a $9.6 million decrease in accounts receivable and $2.6 million increase in accrued interest offset by a $4.0 million decrease in accounts payable and a $5.1 million decrease in billings in excess of costs and estimated earnings on uncompleted projects. For the three months ended March 31, 2000, operating cash flows were less than net income due to a $2.2 million increase in costs and recognized earnings in excess of billings on uncompleted contracts, a $2.5 million increase in inventory, and a $2.7 million decrease in accounts payable. Cash used in investing activities totaled $2.2 million for the three months ended March 31, 2001, substantially all of which was related to the expansion of one of the Company's facilities and upgrades of fabrication equipment. Cash used in investing activities totaled $3.6 million for the three months ended March 31, 2000, substantially all of which was related to construction of the Company's new joist manufacturing facility and upgrades in fabrication equipment. Financing activities required $1.8 million in the three months ended March 31, 2001, substantially all of which was related to the repayment of $2.0 million of the Company's 10-1/2% Senior Notes at a discount. Financing activities required $2.1 million in the three months ended March 31, 2000, substantially all of which was related to payments in excess of draws on the Company's revolving line of credit.

The Company renewed its bank credit facility in September 2000 and voluntarily reduced the facility from $25 million to $15 million. The credit facility now matures on June 30, 2002, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.25% or prime to a maximum of LIBOR plus 3.50% or prime plus 1.50%. At March 31, 2001, there was approximately $13.6 million of credit available under the credit facility for borrowings, which amount is net of approximately $1.4 million of outstanding letters of credit under which the Company is committed.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA (i.e., Earnings Before Interest, Taxes, Depreciation and Amortization). The credit facility also contains other covenants that, among other things, limit the Company's ability to pay cash dividends or make other distributions, change its business, merge, consolidate or dispose of material portions of its assets.

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

The Company has two other long-term debt commitments that are related to notes payable generated from the Company's acquisitions in 1997 and 1998. The balance of these notes was $1.2 million at March 31, 2001 with interest rates of 5.73 percent and prime less 1.00 percent and maturing in the years 2001 and 2002. A letter of credit totaling $1.1 million secures one of the notes payable.

The Company leases some of its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to the Company's principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company's annual rental payments for the three leases were $1.1 million in 2000 and each year thereafter during the remaining terms of the leases.

The Company estimates that its capital expenditures for 2001 will approximate $2.0 million in addition to the approximately $2.3 million that has been expended as of March 31, 2001. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Variations in Backlog; Dependence on Large Contracts

The Company's backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $84.6 million, representing 49.7% of the Company's backlog at March 31, 2001, is attributable to four contracts. In the event one or more large contracts were terminated or their scope reduced, the Company's backlog could decrease substantially. The Company's future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Fixed Price Contracts

Of the Company's $170.1 million backlog at March 31, 2001, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company's business, financial condition and results of operations for any period.

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

Risks of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company's revenues in 2000 and in the three month period ended March 31, 2001 were related to projects outside the United States. The Company's international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company's international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Company's Common Stock could also be subject to significant fluctuations in response to variations in the Company's quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company's business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8.00 per share. Since that time, the Company's Common Stock has traded as low as $2.25 per share and as high as $15.625 per share. The market price for the Company's Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to the Company's backlog, improvement in gross margins, and anticipated business in future periods. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth above under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2001, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

The Company is exposed to market risk from changes in interest rates primarily as a result of its initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of the remaining $98 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

                            PART II OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCHUFF STEEL COMPANY

Date:  May 4, 2001                   By: /s/ Michael R. Hill
                                         -------------------------------------
                                         Michael R. Hill
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer
                                         and Duly Authorized Officer)