Form 10-Q
period 2001-06-30
SCHUFF INTERNATIONAL INC
filed 2001-08-07
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-22715

SCHUFF INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	86-1033353 (I.R.S. Employer Identification No.)

1841 W. Buchanan St. Phoenix, Arizona (Address of Principal Executive Offices)	85009 (Zip Code)

(602) 252-7787
Registrant’s Telephone Number, Including Area Code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of July 31, 2001, there were 7,208,847 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2001 and December 31, 2000	1

	Condensed Consolidated Statements of Income – Three Months Ended June 30, 2001 and 2000 and Six Months Ended June 30, 2001 and 2000	2

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2001 and 2000	3

	Notes to Condensed Consolidated Financial Statements – June 30, 2001	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2001	2000

	(Unaudited)	(Note 2)
	(in thousands)
Assets

Current assets:

Cash and cash equivalents	$7,767	$11,073

Receivables	55,720	61,862

Costs and recognized earnings in excess of billings on uncompleted contracts	15,457	9,575

Inventories	9,365	11,318

Deferred tax asset	1,676	1,676

Prepaid expenses and other current assets	190	423

Total current assets	90,175	95,927

Property and equipment, net	31,011	29,908

Goodwill, net	47,788	48,871

Other assets	4,001	4,337

	$172,975	$179,043

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$5,998	$7,253

Accrued payroll and employee benefits	4,182	4,353

Accrued interest	980	993

Other accrued liabilities	4,475	5,054

Billings in excess of costs and recognized earnings on uncompleted contracts	9,587	12,713

Income taxes payable	778	2,200

Current portion of long-term debt	—	1,231

Total current liabilities	26,000	33,797

Long-term debt, less current portion	98,000	100,159

Deferred income taxes	2,274	2,274

Other liabilities	400	413

Stockholders’ equity:

Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—

Common stock, $.001 par value – authorized 20,000,000 shares; 7,208,847 and 7,161,126 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	7	7

Additional paid-in capital	14,854	14,742

Retained earnings	31,440	27,651

Total stockholders’ equity	46,301	42,400

	$172,975	$179,043

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

	(in thousands, except per share data)
Revenues	$56,956	$71,494	$116,636	$134,264

Cost of revenues	44,477	57,750	91,106	108,105

Gross profit	12,479	13,744	25,530	26,159

General and administrative expenses	6,377	6,895	13,572	13,498

Goodwill amortization	541	541	1,082	1,083

Operating income	5,561	6,308	10,876	11,578

Interest expense	(2,746)	(2,994)	(5,540)	(5,961)

Other income	416	229	1,019	568

Income before income tax provision	3,231	3,543	6,355	6,185

Income tax provision	1,262	1,488	2,566	2,597

Net income	$1,969	$2,055	$3,789	$3,588

Net income per share:

Basic	$0.27	$0.29	$0.53	$0.51

Diluted	$0.26	$0.29	$0.51	$0.50

Weighted average shares used in computation:

Basic	7,209	7,115	7,206	7,102

Diluted	7,657	7,155	7,461	7,140

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30

	2001	2000

	(in thousands)
Operating activities

Net income	$3,789	$3,588

Adjustment to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	3,323	3,056

Extraordinary gain – extinguishment of debt, net of tax	(110)	—

(Gain) loss on disposal of property and equipment	(4)	47

Gain on disposal of long-term investment	(107)	—

Deferred taxes	—	(2)

Unearned compensation	—	19

Stock awards	10	—

Changes in operating assets and liabilities:

Restricted funds on deposit	—	233

Receivables	6,142	(10,383)

Costs and recognized earnings in excess of billings on uncompleted contracts	(5,882)	2,895

Inventories	1,953	(4,385)

Prepaid expenses and other assets	233	268

Accounts payable	(1,255)	(3,888)

Accrued payroll and employee benefits	(171)	769

Accrued interest	(13)	(25)

Other accrued liabilities	(579)	654

Billings in excess of costs and recognized earnings on uncompleted contracts	(3,126)	6,053

Income taxes payable	(1,494)	1,592

Other liabilities	(13)	(8)

Net cash provided by operating activities	2,696	483

Investing activities

Acquisitions of property and equipment	(3,129)	(6,690)

Proceeds from disposals of property and equipment	40	58

Proceeds from sale of long-term investment	132	—

Increase in other assets	3	337

Net cash used in investing activities	(2,954)	(6,295)

Financing activities

Proceeds from revolving line of credit and long-term borrowings	—	53,177

Principal payments on revolving line of credit and long-term debt	(3,150)	(49,351)

Proceeds from the issuance of common stock	102	170

Net cash (used in) provided by financing activities	(3,048)	3,996

Decrease in cash and cash equivalents	(3,306)	(1,816)

Cash and cash equivalents at beginning of period	11,073	8,682

Cash and cash equivalents at end of period	$7,767	$6,866

See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2001

1. Name and Organizational Structure Change

On June 29, 2001, Schuff Steel Company completed a corporate reorganization involving the formation of a parent holding company, Schuff International, Inc. Through the reorganization, Schuff Steel Company became a direct wholly owned subsidiary of Schuff International, Inc. and all of Schuff Steel Company’s outstanding common stock was converted on a share-for-share basis, into common stock of Schuff International, Inc.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

3. Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes APB Opinion No. 16 “Business Combinations” and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

Management plans to adopt the provisions of SFAS No. 141 for any business combination accounted for by the purchase method that is completed after June 30, 2001. Management does not believe the adoption of the provisions of SFAS No. 141 will have a material impact on the Company’s results of operations or financial position. Management plans to adopt SFAS No. 142 in 2002. Management has not yet determined what impact, if any, the adoption of the provisions of SFAS No. 142 will have on the Company’s results of operations or financial position.

4. Receivables

Receivables consist of the following at:

	June 30	December 31
	2001	2000

	(in thousands)
Contract receivables:

Contracts in progress	$36,429	$42,709

Unbilled retentions	18,562	18,747

	54,991	61,456

Other receivables	729	406

	$55,720	$61,862

5. Inventories

Inventories consist of the following at:

	June 30	December 31
	2001	2000

	(in thousands)
Raw materials	$9,289	$10,979

Finished goods	76	339

	$9,365	$11,318

6. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net income	$1,969	$2,055	$3,789	$3,588

Denominator:

Weighted average shares	7,209	7,115	7,206	7,102

Denominator for basic net income per share	7,209	7,115	7,206	7,102

Effect of dilutive securities:

Employee and director stock options	448	40	255	38

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	7,657	7,155	7,461	7,140

Net income per share:

Basic	$0.27	$0.29	$0.53	$0.51

Diluted	$0.26	$0.29	$0.51	$0.50

7. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at June 30, 2001 or December 31, 2000 for which the eventual outcome would have a material adverse impact on the Company.

8. Segment Information

	Three Months Ended June 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$6,980	$24,807	$3,702	$21,467	$56,956

Intersegment revenues	—	81	240	1,071	1,392

Operating income, excluding goodwill amortization	845	822	586	3,849	6,102

	Three Months Ended June 30, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$8,656	$36,030	$2,483	$24,325	$71,494

Intersegment revenues	—	1,026	647	1,960	3,633

Operating income, excluding goodwill amortization	587	2,902	35	3,325	6,849

	Six Months Ended June 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$14,943	$49,789	$6,240	$45,664	$116,636

Intersegment revenues	—	325	26	2,468	2,819

Operating income, excluding goodwill amortization	1,423	2,219	592	7,725	11,959

	Six Months Ended June 30, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$17,439	$66,438	$4,632	$45,755	$134,264

Intersegment revenues	—	2,309	1,262	3,124	6,695

Operating income, excluding goodwill amortization	1,240	5,297	(45)	6,169	12,661

A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(in thousands)
Total operating income, excluding goodwill amortization for reportable segments	$6,102	$6,849	$11,959	$12,661

Goodwill amortization	(541)	(541)	(1,083)	(1,083)

Interest expense	(2,746)	(2,994)	(5,540)	(5,961)

Other income	416	229	1,019	568

Income before income taxes	$3,231	$3,543	$6,355	$6,185

9. Comprehensive Income

Total comprehensive income for the three months and six months ended June 30, 2001 and 2000 equaled net income for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

Revenues

Revenues decreased by 20.3 percent to $57.0 million for the three months ended June 30, 2001 from $71.5 million for the three months ended June 30, 2000. Revenues decreased by 13.1 percent to $116.6 million for the six months ended June 30, 2001 from $134.3 million for the six months ended June 30, 2000. The decrease in revenues was primarily the result of several large projects nearing completion that generated reduced revenues in the three and six months ended June 30, 2001.

The average revenues for the Company’s ten largest revenue generating projects in the three and six month periods ended June 30, 2001 were $2.1 million and $3.4 million, respectively, versus $2.6 million and $5.3 million in the three and six month periods ended June 30, 2000, respectively. The decrease in average revenues was the result of the Company’s focus on smaller projects with shorter cycle times and increased productivity.

Gross Profit

Gross profit decreased by 9.2 percent to $12.5 million for the three month period ended June 30, 2001 from $13.7 million for the three month period ended June 30, 2000. Gross profit decreased by 2.4 percent to $25.5 million for the six month period ended June 30, 2001 from $26.2 million for the six month period ended June 30, 2000. Such decreases were primarily attributable to lower revenues during the three and six month periods ended June 30, 2001. As a percentage of revenues, gross profit increased to 21.9 percent for both the three and six month periods ended June 30, 2001, from 19.2 percent and 19.5 percent for the three and six month periods ended June 30, 2000. The increases in gross profit as a percentage of revenues were primarily attributable to the Company’s focus on smaller projects with shorter cycle times and increased productivity.

General and Administrative Expenses

General and administrative expenses decreased by 7.5 percent to $6.4 million for the three months ended June 30, 2001 from $6.9 million for the three months ended June 30, 2000. General and administrative expenses increased by 1.0 percent to $13.6 million for the six months ended June 30, 2001 from $13.5 million for the six months ended June 30, 2000. The decrease in general and administrative expenses for the three months ended June 30, 2001 was primarily due to decreased legal and other professional fees. General and administrative expenses as a percentage of revenues increased to 11.2 percent and 11.6 percent for the three months and six months ended June 30, 2001, respectively, from 9.6 percent and 10.1 percent for the three and six months ended June 30, 2000. The increases were primarily a result of decreased revenues during the three and six months ended June 30, 2001.

Goodwill Amortization

Goodwill amortization was $541,000 for the three month periods ended June 30, 2001 and 2000. Goodwill amortization was $1.1 million for the six month periods ended June 30, 2001 and 2000. The goodwill amortization represents the amortization of the excess of cost over fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years.

Interest Expense

Interest expense decreased to $2.7 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000 and to $5.5 million for the six months ended June 30, 2001 from $6.0 million for the six months ended June 30, 2000. The decrease in interest expense is primarily attributable to the Company’s decreased use of available lines of credit during the three and six month periods ended June 30, 2001.

Other Income

Other income increased to $416,000 for the three months ended June 30, 2001 from $229,000 for the three months ended June 30, 2000 and to $1.0 million for the six months ended June 30, 2001 from $568,000 for the six months ended June 30, 2000. The increases are primarily due to the $183,000 extraordinary gain on the extinguishment of debt, the $107,000 gain on the sale of a long-term investment and additional interest income due to greater funds being available for investment in 2001.

Income Tax Provision

Income tax expense decreased by $226,000, or 15.2 percent, to $1.3 million, which reflects a 39.1 percent effective tax rate, for the three months ended June 30, 2001 from income tax expense of $1.5 million, or a 42.0 percent effective tax rate, for the three months ended June 30, 2000. Income tax expense was $2.6 million, which reflects a 40.4 percent effective tax rate, for the six months ended June 30, 2001 and $2.6 million, or a 42.0 percent effective tax rate, for the six months ended June 30, 2000. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

Backlog

Backlog decreased 8.8 percent to $155.1 million at June 30, 2001 from $170.1 million at March 31, 2001. The decrease in backlog compared to March 31, 2001 was primarily the result of job mix based on selected targeted projects. The Company has made a continuing effort to focus on bidding on a greater number of projects with shorter duration to maximize efficiencies and reduce risk.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At June 30, 2001, the Company had working capital of approximately $64.2 million and no borrowings under its line of credit, with approximately $14.6 million available for future borrowings. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

The Company’s short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities provided cash flows of $2.7 million and $483,000 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, operating cash flows were less than net income due to a net increase in working capital accounts. Cash used in investing activities totaled $3.0 million for the six months ended June 30, 2001, substantially all of which was related to the expansion of one of the Company’s facilities and upgrades in fabrication equipment. Cash used in investing activities totaled $6.3 million for the six months ended June 30, 2000, substantially all of which was related to the construction of the Company’s new joist manufacturing facility (approximately $4.0 million) and upgrades in fabrication equipment. Financing activities required $3.0 million in the six months ended June 30, 2001, substantially all of which was related to the repayment of $2.0 million of the Company’s 10-1/2% Senior Notes at a discount. Financing activities provided $4.0 million for the six months ended June 30, 2000, substantially all of which was related to draws in excess of payments on the Company’s revolving line of credit in 2000.

The Company renewed its bank credit facility in September 2000 and voluntarily reduced the facility from $25 million to $15 million. The credit facility now matures on June 30, 2002, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.25% or prime to a maximum of LIBOR plus 3.50% or prime plus 1.50%. At June 30, 2001, there was approximately $14.6 million of credit available under the credit facility for borrowings, which amount is net of approximately $400,000 of outstanding letters of credit under which the Company is committed.

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

The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the Company’s bank.

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries.

The Company has no other long-term debt commitments.

The Company leases some if its fabrication and office facilities from a partnership in which the principal beneficial stockholders of the Company and their family members are the general and limited partners. The Company has three leases with the partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to the Company’s principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. The Company’s annual rental payments for the three leases were $1.1 million in 2000, and each year thereafter during the remaining terms of the leases.

The Company estimates that its capital expenditures for 2001 will approximate $1.2 million in addition to the approximately $3.1 million that has been expended as of June 30, 2001. The Company believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes APB Opinion No. 16 “Business Combinations” and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

Management plans to adopt the provisions of SFAS No. 141 for any business combination accounted for by the purchase method that is completed after June 30, 2001. Management does not believe the adoption of the provisions of SFAS No. 141 will have a material impact on the Company’s results of operations or financial position. Management plans to adopt SFAS No. 142 in 2002. Management has not yet determined what impact, if any, the adoption of the provisions of SFAS No. 142 will have on the Company’s results of operations or financial position.

Factors That May Affect Future Operating Results and Financial Condition.

The Company’s future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company’s future operating results, financial condition, and the market price of its Common Stock.

Substantial Leverage and Ability to Service Debt

With the Company’s 10-1/2% Senior Notes, existing line of credit facility and other positionings, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company’s 10-1/2% Senior Notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. The Company’s level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company’s flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company’s leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) the Company’s leveraged position and the various covenants contained in the Senior Notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company’s ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company’s future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company’s business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations because of a number of factors, many of which are outside the Company’s control. In particular, the Company’s operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company’s failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or the Company’s failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient or underutilization of the Company’s resources and could cause the Company’s operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Variations in Backlog; Dependence on Large Contracts

The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $83.2 million, representing 53.6 percent of the Company’s backlog at June 30, 2001, is attributable to four contracts. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially. The Company’s future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Fixed Price Contracts

Of the Company’s $155.1 million backlog at June 30, 2001, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on the Company’s business, financial condition and results of operations for any period.

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

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those provided by the Company. Local and regional companies offer competition in one or more of the Company’s geographic markets or product segments. Out of state or international companies may provide competition in any market. The Company competes for every project it obtains. Although the Company believes customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operating margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of the Company’s competitors may have greater capital and other resources than the Company and are well established in their respective markets. There can be no assurance that the Company’s competitors will not substantially increase their commitment of resources devoted to competing aggressively with the Company or that the Company will be able to compete profitably with its competitors.

Substantial Liquidity Requirements

The Company’s operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, the Company’s contract arrangements with customers sometimes require the Company to provide payment and performance bonds to partially secure the

Company’s obligations under its contracts, which may require the Company to incur significant expenditures prior to receipt of payments. Furthermore, the Company’s customers often will retain a portion of amounts otherwise payable to the Company during the course of a project as a guarantee of completion of that project. To the extent the Company is unable to receive progress payments in the early stages of a project, the Company’s cash flow would be reduced, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company’s revenues in 2000 and in the three and six month periods ended June 30, 2001 were related to projects outside the United States. The Company’s international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company’s international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the Company’s Common Stock could also be subject to significant fluctuations in response to variations in the Company’s quarterly operating results, analyst reports, announcements concerning the Company, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting the Company’s business, litigation, general trends in the industry and other events or factors. In July 1997, the Company completed an initial public offering of its Common Stock for $8.00 per share. Since that time, the Company’s Common Stock has traded as low as $2.25 per share and as high as $15.625 per share. The market price for the Company’s Common Stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to the Company’s backlog, improvement in gross margins, and anticipated business in future periods. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect the Company’s current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth above under the caption “Factors That May Affect Future Operating Results and Financial Condition.” In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2001, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

The Company is exposed to market risk from changes in interest rates primarily as a result of its initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of the remaining $98.0 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on May 21, 2001.

(b)	The following individuals were elected to the Board of Directors: David A. Schuff, Scott A. Schuff, Michael R. Hill, Edward M. Carson, Dennis DeConcini and H. Wilson Sundt. Their terms will expire at the Company’s 2002 Annual Meeting of Stockholders.

(c)	The matters submitted for vote at the Annual Meeting were as follows:

(c)(1)	Election of six directors to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

Nominee	Number of Shares

David A. Schuff	For:	6,745,754

	Withheld:	394,640

	Abstentions:

	Broker Non-votes:

Scott A. Schuff	For:	6,745,754

	Withheld:	394,640

	Abstentions:

	Broker Non-votes:

Michael R. Hill	For:	6,744,954

	Withheld:	395,440

	Abstentions:

	Broker Non-votes:

Edward M. Carson	For:	6,757,154

	Withheld:	383,240

	Abstentions:

	Broker Non-votes:

Dennis Deconcini	For:	6,758,704

	Withheld:	381,690

	Abstentions:

	Broker Non-votes:

H. Wilson Sundt	For:	6,761,154

	Withheld:	379,240

	Abstentions:

	Broker Non-votes:

(c)(2)	Approval of the amendment to the Schuff International, Inc. 1997 Stock Option Plan, increasing the number of shares thereunder. The shares were voted as follows:

For:	5,254,171

Against:	613,075

Abstentions:	12,388

Broker Non-votes:

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated June 29, 2001, pursuant to Item 5 to announce that the Company had adopted a holding company form of organization and Schuff Steel Company had become a wholly-owned subsidiary of Schuff International, Inc. All of Schuff Steel Company’s outstanding common stock was converted, on a share for share basis, into common stock of Schuff International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC

Date: August 7, 2001	By: /s/ Michael R. Hill Michael R. Hill Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)