Form 10-Q
period 2001-09-30
SCHUFF INTERNATIONAL INC
filed 2001-11-02
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-22715

SCHUFF INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	86-1033353

(State or Other Jurisdiction of	(I.R.S. Employer

Incorporation or Organization)	Identification No.)

1841 W. Buchanan St	85009

Phoenix, Arizona	(Zip Code)

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code
(602) 252-7787

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of October 31, 2001, there were 7,261,116 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets –

	September 30, 2001 and December 31, 2000	1

	Condensed Consolidated Statements of Income –

	Three Months Ended September 30, 2001 and 2000 and

	Nine Months Ended September 30, 2001 and 2000	2

	Condensed Consolidated Statements of Cash Flows –

	Nine Months Ended September 30, 2001 and 2000	3

	Notes to Condensed Consolidated Financial Statements – September 30, 2001	4

Item 2.	Management's Discussion and Analysis of Financial

	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2001	2000

	(Unaudited)	(Note 2)
	(in thousands)

Assets

Current assets:

Cash and cash equivalents	$2,556	$11,073

Receivables	61,455	61,862

Costs and recognized earnings in excess of billings on uncompleted contracts	19,119	9,575

Inventories	8,641	11,318

Deferred tax asset	1,676	1,676

Prepaid expenses and other current assets	565	423

Total current assets	94,012	95,927

Property and equipment, net	30,389	29,908

Goodwill, net	47,247	48,871

Other assets	4,070	4,337

	$175,718	$179,043

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$7,284	$7,253

Accrued payroll and employee benefits	4,490	4,353

Accrued interest	3,480	993

Other accrued liabilities	3,981	5,054

Billings in excess of costs and recognized earnings on uncompleted contracts	8,170	12,713

Income taxes payable	1,690	2,200

Current portion of long-term debt	—	1,231

Total current liabilities	29,095	33,797

Long-term debt, less current portion	96,000	100,159

Deferred income taxes	2,274	2,274

Other liabilities	393	413

Stockholders’ equity:

Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—

Common stock, $.001 par value – authorized 20,000,000 shares; 7,255,828 and 7,161,126 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	7	7

Additional paid-in capital	14,960	14,742

Retained earnings	32,989	27,651

Total stockholders’ equity	47,956	42,400

	$175,718	$179,043

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30

	2001	2000	2001	2000

	(in thousands, except per share data)

Revenues	$62,869	$72,318	$179,505	$206,752

Cost of revenues	50,595	58,262	141,701	166,537

Gross profit	12,274	14,056	37,804	40,215

General and administrative expenses	6,704	7,561	20,276	21,059

Goodwill amortization	541	541	1,623	1,624

Operating income	5,029	5,954	15,905	17,532

Interest expense	(2,715)	(2,907)	(8,255)	(8,868)

Other income	228	284	1,247	852

Income before income tax provision	2,542	3,331	8,897	9,516

Income tax provision	993	1,397	3,559	3,994

Net income	$1,549	$1,934	$5,338	$5,522

Net income per share:

Basic	$0.21	$0.27	$0.74	$0.78

Diluted	$0.20	$0.27	$0.71	$0.77

Weighted average shares used in computation:

Basic	7,236	7,152	7,216	7,119

Diluted	7,638	7,152	7,522	7,143

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30

	2001	2000

	(in thousands)

Operating activities

Net income	$5,338	$5,522

Adjustment to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	4,984	4,847

Extraordinary gain – extinguishment of debt, net of tax	(89)	—

(Gain) loss on disposal of property and equipment	(14)	(77)

Gain on disposal of long-term investment	(107)	—

Deferred taxes	—	(3)

Unearned compensation	—	28

Stock awards	10	—

Changes in operating assets and liabilities:

Restricted funds on deposit	—	551

Receivables	407	(15,182)

Costs and recognized earnings in excess of billings on uncompleted contracts	(9,544)	5,685

Inventories	2,677	(5,177)

Prepaid expenses and other assets	(142)	(102)

Accounts payable	31	(2,707)

Accrued payroll and employee benefits	137	735

Accrued interest	2,487	2,536

Other accrued liabilities	(1,073)	1,259

Billings in excess of costs and recognized earnings on uncompleted contracts	(4,543)	4,175

Income taxes payable	(569)	921

Other liabilities	(20)	(14)

Net cash (used in) provided by operating activities	(30)	2,997

Investing activities

Acquisitions of property and equipment	(3,516)	(7,669)

Proceeds from disposals of property and equipment	61	183

Proceeds from sale of long-term investment	132	—

Increase in other assets	(242)	307

Net cash used in investing activities	(3,565)	(7,179)

Financing activities

Proceeds from revolving line of credit and long-term borrowings	—	66,999

Principal payments on revolving line of credit and long-term debt	(5,130)	(70,019)

Proceeds from the issuance of common stock	208	285

Net cash used in financing activities	(4,922)	(2,735)

Decrease in cash and cash equivalents	(8,517)	(6,917)

Cash and cash equivalents at beginning of period	11,073	8,682

Cash and cash equivalents at end of period	$2,556	$1,765

See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2001

1. Name and Organizational Structure Change

On June 29, 2001, Schuff Steel Company completed a corporate reorganization involving the formation of a parent holding company, Schuff International, Inc. Through the reorganization, Schuff Steel Company became a direct wholly-owned subsidiary of Schuff International, Inc. and all of Schuff Steel Company’s outstanding common stock was converted, on a share-for-share basis, into common stock of Schuff International, Inc.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Management plans to adopt the provisions of SFAS No. 141 for any business combination that is completed after June 30, 2001. Management does not believe the adoption of the provisions of SFAS No. 141 will have a material impact on the Company’s results of operations or financial position. Management plans to adopt SFAS No. 142 in 2002. Management has determined that the adoption of SFAS No. 142 will result in the cessation of goodwill amortization of approximately $541,000 per quarter and $2.2 million annually. Management has not determined the impact, if any, of the potential transitional adjustment to record an impairment write-down of goodwill.

4. Receivables

Receivables consist of the following at:

	September 30	December 31
	2001	2000

	(in thousands)

Contract receivables:

Contracts in progress	$43,141	$42,709

Unbilled retentions	17,540	18,747

	60,681	61,456

Other receivables	774	406

	$61,455	$61,862

5. Inventories

Inventories consist of the following at:

	September 30	December 31
	2001	2000

	(in thousands)

Raw materials	$8,564	$10,979

Finished goods	77	339

	$8,641	$11,318

6. Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30		September 30

	2001	2000	2001	2000

	(in thousands, except per share data)

Numerator:

Net income	$1,549	$1,934	$5,338	$5,522

Denominator:

Weighted average shares	7,236	7,152	7,216	7,119

Denominator for basic net income per share	7,236	7,152	7,216	7,119

Effect of dilutive securities:

Employee and director stock options	402	—	306	24

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	7,638	7,152	7,522	7,143

Net income per share:

Basic	$0.21	$0.27	$0.74	$0.78

Diluted	$0.20	$0.27	$0.71	$0.77

7. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there were any such contingencies at September 30, 2001 or December 31, 2000 for which the eventual outcome would have a material adverse impact on the Company.

8. Segment Information

	Three Months Ended September 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$8,892	$28,788	$5,300	$19,889	$62,869

Intersegment revenues	—	259	46	1,816	2,121

Operating income, excluding goodwill amortization	966	561	1,278	2,765	5,570

	Three Months Ended September 30, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$8,819	$33,543	$3,808	$26,148	$72,318

Intersegment revenues	—	262	653	2,685	3,600

Operating income, excluding goodwill amortization	650	1,467	493	3,885	6,495

	Nine Months Ended September 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$23,835	$78,576	$11,541	$65,554	$179,506

Intersegment revenues	—	585	71	4,284	4,940

Operating income, excluding goodwill amortization	2,390	2,780	1,871	10,487	17,528

	Nine Months Ended September 30, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)

Revenues from external customers	$26,257	$100,151	$8,441	$71,903	$206,752

Intersegment revenues	—	2,401	1,915	5,809	10,125

Operating income, excluding goodwill amortization	1,890	6,764	448	10,054	19,156

A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(in thousands)

Total operating income, excluding goodwill amortization for reportable segments	$5,570	$6,495	$17,528	$19,156

Goodwill amortization	(541)	(541)	(1,623)	(1,624)

Interest expense	(2,715)	(2,907)	(8,255)	(8,868)

Other income	228	284	1,247	852

Income before income taxes	$2,542	$3,331	$8,897	$9,516

9. Comprehensive Income

Total comprehensive income for the three months and nine months ended September 30, 2001 and 2000 equaled net income for the corresponding periods.

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

Results of Operations

Revenues

Revenues decreased by 13.1 percent to $62.9 million for the three months ended September 30, 2001 from $72.3 million for the three months ended September 30, 2000. Revenues decreased by 13.2 percent to $179.5 million for the nine months ended September 30, 2001 from $206.8 million for the nine months ended September 30, 2000. The decrease in revenues was primarily the result of several large projects nearing completion that generated reduced revenues in the three and nine months ended September 30, 2001.

The average revenues for the Company’s ten largest revenue generating projects in the three and nine month periods ended September 30, 2001 were $1.9 million and $4.6 million, respectively, versus $3.1 million and $7.6 million in the three and nine month periods ended September 30, 2000, respectively. The decrease in average revenues was the result of the Company’s focus on smaller projects with shorter cycle times and increased productivity.

Gross Profit

Gross profit decreased by 12.7 percent to $12.3 million for the three month period ended September 30, 2001 from $14.1 million for the three month period ended September 30, 2000. Gross profit decreased by 6.0 percent to $37.8 million for the nine month period ended September 30, 2001 from $40.2 million for the nine month period ended September 30, 2000. These decreases were primarily attributable to lower revenues during the three and nine month periods ended September 30, 2001. As a percentage of revenues, gross profit increased to 19.5 percent and 21.1 percent for the three and nine month periods ended September 30, 2001, from 19.4 percent and 19.5 percent for the three and nine month periods ended September 30, 2000. The increases in gross profit as a percentage of revenues were primarily attributable to the Company’s focus on smaller projects with shorter cycle times and increased productivity.

General and Administrative Expenses

General and administrative expenses decreased by 11.3 percent to $6.7 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. General and administrative expenses decreased by 3.7 percent to $20.3 million for the nine months ended September 30, 2001 from $21.1 million for the nine months ended September 30, 2000. The decrease in general and administrative expenses for the three and nine months ended September 30, 2001 was primarily due to decreased legal and other professional fees. General and administrative expenses as a percentage of revenues increased to 10.7 percent and 11.3 percent for the three and nine months ended September 30, 2001, respectively, from 10.5 percent and 10.2 percent for the three and nine months ended September 30, 2000. The increases were primarily a result of decreased revenues during the three and nine months ended September 30, 2001.

Goodwill Amortization

Goodwill amortization was $541,000 for the three month periods ended September 30, 2001 and 2000. Goodwill amortization was $1.6 million for the nine month periods ended September 30, 2001 and 2000. The goodwill amortization represents the amortization of the excess of cost over fair value of net assets acquired from the Addison, Quincy, Six and Bannister business combinations in 1998. The goodwill is being amortized on a straight-line basis over 25 years. Goodwill amortization will cease on January 1, 2002 with the adoption of SFAS 142.

Interest Expense

Interest expense decreased to $2.7 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000 and to $8.3 million for the nine months ended September 30, 2001 from $8.9 million for the nine months ended September 30, 2000. The decrease in interest expense is primarily attributable to the Company’s decreased use of available lines of credit and the reduction of long-term debt during the three and nine month periods ended September 30, 2001.

Other Income

Other income decreased to $228,000 for the three months ended September 30, 2001 from $284,000 for the three months ended September 30, 2000 and increased to $1.3 million for the nine months ended September 30, 2001 from $852,000 for the nine months ended September 30, 2000. The increase is primarily due to the $149,000 extraordinary gain on the extinguishment of debt, the $107,000 gain on the sale of a long-term investment, and additional interest income due to greater funds being available for investment in 2001.

Income Tax Provision

Income tax expense decreased by $403,000, or 28.8 percent, to $1.0 million, which reflects a 39.1 percent effective tax rate, for the three months ended September 30, 2001 from income tax expense of $1.4 million, or a 41.9 percent effective tax rate, for the three months ended September 30, 2000. Income tax expense was $3.6 million, which reflects a 40.0 percent effective tax rate, for the nine months ended September 30, 2001 and $4.0 million, or a 42.0 percent effective tax rate, for the nine months ended September 30, 2000. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

Backlog

Backlog remained steady at $156.4 million at September 30, 2001 compared to $155.1 million at June 30, 2001. The Company has made a continuing effort to focus on bidding on a greater number of projects with shorter duration to maximize efficiencies and reduce risk.

The Company has experienced, and is expected to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

The Company attempts to structure the payment arrangements under its contracts to match costs incurred under related projects. To the extent the Company is able to bill in advance of costs incurred, it generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent the Company is not able to bill in advance of costs, it relies on its credit facilities to meet its working capital needs. At September 30, 2001, the Company had working capital of approximately $64.9 million and no borrowings under its line of credit, with approximately $14.6 million available for future borrowings. The Company believes that it has sufficient liquidity through its present resources and the existence of its bank credit facility to meet its near-term operating needs.

The Company’s short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. Operating activities used cash flows of $30,000 and provided cash flows of $3.0 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, operating cash flows were less than net income due to a net increase in working capital accounts. Cash used in investing activities totaled $3.6 million for the nine months ended September 30, 2001, substantially all of which was related to the expansion of one of the Company’s facilities and upgrades in fabrication equipment. Cash used in investing activities totaled $7.2 million for the nine months ended September 30, 2000, substantially all of which was related to the construction of the Company’s new joist manufacturing facility (approximately $4.0 million) and upgrades in fabrication equipment. Financing activities required $4.9 million in the nine months ended September 30, 2001, substantially all of which was related to the repayment of $4.0 million of the Company’s 10-1/2% Senior Notes at a discount. Financing activities used $2.7 million for the nine months ended September 30, 2000, substantially all of which was related to payments in excess of draws on the Company’s revolving line of credit in 2000.

The Company renewed its bank credit facility in September 2001. The credit facility now matures on June 30, 2003, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all the assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.00% or prime to a maximum of LIBOR plus 3.00% or prime plus 1.00%. At September 30, 2001, there was approximately $14.6 million of credit available under the credit facility for borrowings, which amount is net of approximately $400,000 of outstanding letters of credit under which the Company is committed.

The credit facility also requires that the Company maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA (i.e., Earnings Before Interest, Taxes, Depreciation and Amortization). The credit facility also contains other covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions, change its business, merge, consolidate, or dispose of material portions of its assets.

The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the Company’s bank.

On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. By 2001, the Company may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control, and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries.

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

The Company estimates that its capital expenditures for 2001 will approximate $800,000 in addition to the approximately $3.5 million that had been expended as of September 30, 2001. The Company believes that its available funds, cash generated by operating activities, and funds available under its bank credit facilities will be sufficient to fund these capital expenditures and its operating needs. However, the Company may expand its operations through future acquisitions and may require additional equity or debt financing.

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

Management plans to adopt the provisions of SFAS No. 141 for any business combination that is completed after June 30, 2001. Management does not believe the adoption of the provisions of SFAS No. 141 will have a material impact on the Company’s results of operations or financial position. Management plans to adopt SFAS No. 142 in 2002. Management has determined that the adoption of SFAS No. 142 will result in the cessation of goodwill amortization of approximately $541,000 per quarter and $2.2 million annually. Management has not determined the impact, if any, of the potential transitional adjustment to record an impairment write-down of goodwill.

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

Substantial Leverage and Ability to Service Debt

With the Company’s 10-1/2% Senior Notes and its existing line of credit facility, the Company is highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. The Company’s 10-1/2% Senior Notes permit the Company to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. The Company’s level of indebtedness will have several important effects on its future operations, including, without limitation, (i) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require the Company to meet certain financial tests, and other restrictions will limit its ability to borrow additional funds or to dispose of assets, and may affect the Company’s flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company’s leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) the Company’s leveraged position and the various covenants contained in the Senior Notes and the credit facility may place the Company at a relative competitive disadvantage as compared to certain of its competitors. The Company’s ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company’s future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company’s business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable the Company to service its debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

Fluctuating Quarterly Results of Operations

The Company has experienced, and in the future is expected to continue to experience, substantial variations in its results of operations because of a number of factors, many of which are outside the Company’s control. In particular, the Company’s operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, the Company’s failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects, or the Company’s failure to timely replace projects that have been completed or are nearing completion. Any of these factors could result in the periodic inefficient or underutilization of the Company’s resources and could cause the Company’s operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Variations in Backlog; Dependence on Large Contracts

The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $77.0 million, representing 49.2 percent of the Company’s backlog at September 30, 2001, is attributable to 4 contracts. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially. The Company’s future business and results of operations may be adversely affected if it is unable to replace significant contracts when lost or completed, or if it otherwise fails to maintain a sufficient level of backlog. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fixed Price Contracts

Of the Company’s $156.4 million backlog at September 30, 2001, most consisted of projects being performed on a fixed price basis. In bidding on projects, the Company estimates its costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on the Company’s business, financial condition and results of operations for any period.

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

No Assurance of Successful Acquisitions

In addition to the acquisitions of Addison, Quincy, Six and Bannister, the Company intends to consider acquisitions of and alliances with other companies in its industry that could complement the Company’s business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by the Company. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that the Company will be able to consummate such transactions. Further, there can be no assurance that the Company will be able to integrate successfully any acquired companies into its existing operations, which could increase the Company’s operating expenses. Moreover, any acquisition by the Company may result in potentially dilutive issuances of equity securities, incurrence of additional debt, and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect the Company’s profitability. Acquisitions involve numerous risks, such as diverting attention of the Company’s management from other business concerns, the entrance of the Company into markets in which it has had no or only limited experience, and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risks of International Operations

The Company currently operates in selected international markets and is seeking to further expand its presence in these markets. However, less than 1% of the Company’s revenues in 2000 and in the three and nine month periods ended September 30, 2001 were related to projects outside the United States. The Company’s international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although the Company currently attempts to limit its exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that the Company’s international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to the Company’s backlog, improvement in gross margins, and anticipated business in future periods. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange

Commission, in its press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. These forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2001, the Company did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

The Company is exposed to market risk from changes in interest rates primarily as a result of its initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, the Company is exposed to changes in the fair value of the remaining $96.0 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	The Company filed no reports on Form 8-K during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC

Date: November 2, 2001	By:	/s/ Michael R. Hill

Michael R. Hill

Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)