Form 10-K
period 2001-12-31
SCHUFF INTERNATIONAL INC
filed 2002-03-27
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-22715

Schuff International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0318760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1841 West Buchanan Street Phoenix, Arizona (Address of principal executive offices)	85009 (Zip Code)

Registrant’s telephone number, including area code:

(602) 252-7787

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 Par Value Per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      At March 15, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $6,102,614 based on the closing market price of the Common Stock on such date, as reported by the American Stock Exchange.

      The number of shares of the Registrant’s Common Stock outstanding at March 15, 2002 was 7,292,577.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 20, 2002, are incorporated by reference into Part III hereof to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity Securities and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1
EX-3.2
EX-10.20(e)
EX-10.20(f)
EX-10.20(g)
EX-10.20(h)
EX-10.20(i)
EX-10.20(j)
EX-10.20(k)
EX-10.20(l)
EX-10.20(m)
EX-10.20(n)
EX-10.20(o)
EX-10.20(p)
EX-10.20(q)
EX-10.20(r)
EX-10.20(s)
EX-10.20(t)
EX-10.20(u)
EX-10.20(v)
EX-10.22(a)
EX-10.23(a)
EX-10.24
EX-21.1
EX-23.1
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-24.9

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s beliefs about certain aspects of our future. These statements based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. Please review the section under the heading “Certain Risks” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

Item 1.	Business

General

      Schuff International, Inc. is a fully integrated fabricator and erector of structural steel and heavy steel plate. We fabricate and erect structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. We also manufacture short- and long-span joists, trusses and girders as well as specialize in the fabrication and erection of large-diameter water pipe, water storage tanks, pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized projects.

      We seek to differentiate our operations by offering complete, turnkey steel construction services featuring design-build recommendations, engineering, detailing, shop fabrication and field erection. By offering an integrated package of steel construction services from a single source, we believe we are able to respond more efficiently to the design and construction challenges associated with large, complex, “fast track” construction projects.

      We currently operate primarily in the southwestern and southeastern United States with a concentration in Arizona, Nevada, Texas, Florida, Georgia and southern California. We also conduct international operations in South America and Mexico. We have experienced significant growth in revenues over the past five years. Revenues grew from $138.2 million in 1997 to $234.1 million in 2001, although revenues declined from $278.1 million in 2000.

      We offer our integrated steel construction services primarily to general contractors and engineering firms — including, among others, Hunt Construction, Fluor Daniel, Inc., Bechtel Group Inc. and Perini Corporation — that focus on a wide variety of projects, including hotels and casinos, office complexes, hospitals, mining facilities, manufacturing plants, shopping malls and centers, sports stadiums, large-diameter water pipes, power plants, dams, bridges, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses.

      Representative projects include: INVESCO Field at Mile High, home of the National Football League’s Denver Broncos; the Riverside Badlands Tunnel project, consisting of 7.5 miles of 12-foot diameter pipe for the Metropolitan Water District of Southern California; the Large Binocular Telescope on Mount Graham in Arizona; the Assembly Building for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah; Bank One Ballpark, a state-of-the-art baseball stadium featuring a fully retractable steel roof constructed for Major League Baseball’s Arizona Diamondbacks; Sherman Oaks Galleria, Phase II, a new, state-of-the-art stadium-seating theater complex with attached dining and retail space in southern California; Novartis Institute for Functional Genomics Inc., consisting of six separate three-story steel framed buildings in San Diego, California; MGM Grand Hotel & Casino in Las Vegas, one of the world’s largest hotels and casinos;

Paris Hotel and Casino, a hotel and casino with a scale replica of the Eiffel Tower; several projects for Disney’s California Adventure in Anaheim, California and Walt Disney World and Universal Studios in Orlando, Florida; and Bajo de la Alumbrera in Argentina, one of the largest copper and gold mines in the world. We maintain relationships with a number of national and multi-national general contracting and engineering firms and are a preferred subcontractor to companies such as PETsMART, Inc. and Albertson’s, Inc.

      On June 29, 2001, we adopted a holding company form of organizational structure that provides us with a framework that generally allows for greater administrative and operational flexibility. The new structure was consummated by the merger of Schuff Merger Company into Schuff Steel Company, which was the surviving corporation. Prior to the merger, Schuff Merger Company was a wholly-owned subsidiary of Schuff International, Inc., a holding company and initially a wholly owned subsidiary of Schuff Steel Company. As a result of the merger, Schuff Merger Company ceased to exist, and Schuff Steel Company became a wholly-owned subsidiary of Schuff International, Inc., with all of Schuff Steel Company’s outstanding common stock converted, on a share for share basis, into common stock of Schuff International, Inc.

      We have the following subsidiaries:

•	Schuff Steel Company (“Schuff Steel”) was formed in 1976 and has facilities in Arizona.

•	Addison Steel, Inc. (“Addison”) was acquired in June 1998 and has facilities in Georgia and Florida.

•	Quincy Joist Company (Quincy) was acquired in June 1998 and has facilities in Florida and Arizona.

•	Six Industries, Inc. (“Six”) was acquired in August 1998 and has a facility in Texas.

•	Aitken, Inc. (“Aitken”) was acquired in August 1998 and has a facility in Texas.

•	Bannister Steel, Inc. (“Bannister”) was acquired in October 1998 and has a facility in California.

•	On-Time Steel Management, Inc. (“On-Time”) was formed in August 2001 and has a facility in Arizona.

Overview of Industry

      Companies engaged in the steel fabrication and erection industry prepare detailed shop drawings, fabricate and erect structural steel and steel plate weldments, and perform related engineering services for the construction of various facilities. The primary customers for these services include private developers, general contractors, engineering firms and governmental agencies involved in a variety of large-scale construction projects. Historically, these customers have relied on multiple subcontractors to perform various services to complete a single project, primarily because few companies in this industry offer fully integrated design-build, engineering, detailing, fabrication and erection services. Our subsidiary, Schuff Steel, is one such fully integrated player in our industry, although our Addison, Bannister and Six subsidiaries offer erection capabilities through subcontractors.

      Our Quincy subsidiary manufactures short- and long-span joists and girders. Customers include the subsidiaries of Schuff International and other steel fabricators and contractors throughout the U.S.

      Our On-Time subsidiary bids and contracts for work but subcontracts all of its fabrication and erection labor. We believe that On-Time’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work.

      We believe that there is an increasing trend in the construction industry toward complex, fast track, “design-as-you-go” projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue-producing projects, such as casinos, mines and computer chip plants. These projects require that all phases of construction be accomplished in accordance with compressed time schedules. Further, because many construction activities depend on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors; and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. We believe that we have gained a reputation in the industry as a reliable, fully integrated provider of engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost-efficient basis.

      At the same time, we believe we are well positioned to complete smaller, less-complex projects throughout the U.S. Sunbelt. The vast majority of projects that come up for bid are smaller commercial projects between $200,000 and $5 million. We believe that our technology leadership in the industry, among other factors, has enabled us to realize efficiencies that make us more competitive in this higher-margin, faster-turnaround segment of the industry. We believe that our On-Time Steel Management subsidiary, with our “procure-and-subcontract” model, is especially well positioned to compete in this segment of the industry.

      We also believe that the steel fabrication and erection industry is highly fragmented and many of our competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, we believe the industry may experience consolidation.

Business Strategy

      Our objective is to achieve and maintain a leading position in the geographic and project markets in which we compete by providing timely, high-quality services to our customers, continuing to grow internally and generating stable and predictable annual revenue and earnings growth. We are pursuing these objectives with a strategy comprised of the following components:

      Selectively Pursue Large, Complex Projects. Although we will continue to pursue fast track, “design-as-you-go” projects as an important part of our overall business, we will do so with a focus on realizing attractive margins and profits on such projects. Our unique ability to offer a full range of steel construction services and project management capabilities makes us a preferred subcontractor for fast track projects in the markets we serve. This capability often enables us to compete against a few, select firms in a less traditional, more negotiated selection process on these projects, thereby allowing us to realize attractive margins while providing overall cost savings and project flexibility and efficiencies to our customers.

      Expand and Diversify Revenue Base. We are seeking to expand and diversify our revenue base by leveraging our long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. We also intend to continue to grow our operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. We believe that continuing to diversify our revenue base by completing smaller projects, such as low-rise office buildings, power plants and other commercial and industrial structures, will reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects.

      Manage Capacity Through Outsourcing. We increase our project capacity by outsourcing certain amounts of detailing, fabrication and erection work to reputable subcontractors. Outsourcing has enabled us to effectively increase the capacity of our fabrication facilities while usually maintaining margins comparable to in-house services. We believe outsourcing will play a key role in our strategy to continue to expand our presence in selected markets, where we typically provide design engineering, fabrication and project management services and utilize local subcontractors for erection. The ability to expand or contract capacity through the use of outsourcing provides us flexibility to meet changing market demands in a cost-effective manner.

      Evaluate Strategic Acquisitions. We intend to continue to evaluate highly targeted, opportunistic acquisitions that offer us (i) strategically located facilities; (ii) expansion into new geographic markets; (iii) access to new domestic and international customers; and (iv) penetration of new product market segments. Such acquisitions may also provide the additional benefits of increasing purchasing efficiencies with respect to steel and other raw materials, bonding and insurance, more efficiently allocating and utilizing our resources and integrating the “best practices” of Schuff International and acquired companies throughout the combined organization.

      Maintain Entrepreneurial Environment. We believe our management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed significantly to profitability and the ability to develop new business in competitive or difficult economic environments. Our operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

      Emphasize Innovative Services. We focus our design/build, engineering, detailing, fabrication, joist manufacturing and erection expertise on distinct product segments requiring unique or innovative techniques, where we typically experience less competition and more advantageous negotiated contract opportunities. We have extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled us to address such design-sensitive projects as computer chip manufacturing facilities, large-diameter underground water pipes, and uniquely designed hotels and casinos.

      Diversify Customer and Product Base. Although we seek to garner a leading share of the geographic and product markets in which we compete, we also seek to diversify our construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to our various principal geographic and project markets for 2001 and 2000:

	Commercial		Industrial		Other

	2001	2000	2001	2000	2001	2000

Arizona	16.2%	13.2%	4.8%	1.7%	1.1%	2.4%
Colorado	5.4%	10.6%	0.0%	0.0%	0.0%	0.0%
California	24.9%	20.8%	1.1%	8.6%	0.8%	1.8%
Florida/ Georgia	25.1%	25.7%	0.0%	0.0%	0.0%	0.0%
Nevada	2.5%	1.4%	0.6%	0.3%	0.2%	0.0%
Texas	1.6%	1.7%	7.2%	5.1%	0.0%	0.0%
New Mexico	2.2%	0.0%	0.0%	0.0%	0.0%	0.0%
Other states	6.1%	6.6%	0.0%	0.0%	0.1%	0.0%
International	0.1%	0.1%	0.0%	0.0%	0.0%	0.0%

Total	84.1%	80.1%	13.7%	15.7%	2.2%	4.2%

      For additional information regarding the breakdown of our revenues and operating results, see Note 13 to the Consolidated Financial Statements appearing elsewhere in this report.

      We believe that our combined diversification into new geographic regions and specific product types has enabled and will continue to enable us to expand our revenue base and reduce the impact of periodic market or economic conditions adversely impacting one or more of our market segments.

Growth Strategy

      We believe that the steel fabrication and erection industry consists of large, complex, fast track projects and smaller projects that offer less risk and a more stable source of revenue. Both project types favor companies with extended financial, operational and technical capabilities. We intend to take advantage of these trends by utilizing our integrated service capabilities and financial and management strength. Furthermore, we intend to leverage our joist manufacturing capabilities in the southeastern and southwestern U.S. to provide these higher-margin products to steel fabricators and contractors throughout the U.S. We seek to achieve growth and earnings stability and diminish the impact of business and economic cycles by pursuing a growth strategy consisting of the following components:

      Promote Internal Growth. We intend to pursue internal growth by adding sales and marketing personnel to dedicated, fast-growing markets in which we are actively pursuing new projects by further developing our engineering and design capabilities and fabrication capacity, and by continually updating our fabrication and detailing equipment and technologies. We believe that these efforts will enhance our market share, revenues, and operating income in our existing and targeted principal markets and improve our operating capacity. We invested $6.4 million in 2000 and $4.4 million in 2001, and we intend to invest approximately $3.0 million in 2002, in new fabrication equipment and technologies. In March 2000, we completed construction of a second joist manufacturing plant located in Buckeye, Arizona, which is operated by our Quincy unit. We are also considering the expansion of certain of our other facilities and production capacities, which would increase 2002 estimated capital expenditures.

      Create Additional Project Opportunities. We believe that our ability to efficiently coordinate and implement numerous design and logistical changes on large or more complex fast track projects, combined with our established long-term relationships with key national and multi-national general contractors and other customers, will provide us with opportunities to market our services in a number of markets in which we have not yet achieved a leading position or conducted significant operations. We will also seek to capture significant market share in selected product markets such as sports stadiums, airports, mining, and smaller commercial and industrial construction projects throughout the U.S. Sunbelt by increasing sales and marketing efforts generally in these markets.

Primary Markets and Products

      Our current principal geographic markets include the southwestern United States — primarily Arizona, Nevada, Texas and southern California — and the southeastern United States — primarily Florida and Georgia. We have also provided our services in other regions of the western United States, such as Utah, New Mexico and Colorado, as well as in selected international markets.

      Southwestern and Western U.S. Markets. We are the leading steel fabrication and erection firm in Arizona and have been a prominent participant in many of Arizona’s largest and most visible public and private projects. We have completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. We also have maintained a strong presence in the California market and intend to achieve a greater share of this geographic market because of an increase in new construction activity. Our typical projects in California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, and commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

      Within the southwestern and western United States geographic markets, we also have developed a market share in distinct product segments, particularly in the construction of large-diameter water pipes used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers. We have developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe, and customized transportation equipment necessary to deliver the system to its ultimate destination. We also have developed a market share in the oil, gas, and petrochemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. We also have expanded our market share into Utah with the fabrication and erection of the new assembly building for the Church of Jesus Christ of Latter Day Saints and into Colorado with the fabrication and erection of INVESCO Field at Mile High.

      Southeastern U.S. Markets. We are a leading steel fabrication, erection and joist manufacturing firm in Central Florida and Georgia. Many of our projects in these areas are in the commercial and industrial markets and typically range in size from $50,000 to $1.0 million for structural steel fabrication projects and from $5,000 to $500,000 for steel joist manufacturing projects. We also have completed several steel fabrication and erection and joist manufacturing projects, both in the southeastern United States and nationwide, for a variety of national and regional retail, grocery, restaurant and similar customers.

      International Markets. In South America, our projects have been focused on large copper, gold and aluminum mining and related projects, primarily in Argentina and Chile. In addition, we have completed construction of several airport concourse and terminal facilities in the Caribbean as well as manufacturing facilities in Mexico.

Representative Projects

      Noteworthy or recently completed or awarded projects and key national and regional customers include the following:

•	INVESCO Field at Mile High. We began erection of this $360 million facility in February 2000, and completed our portion of the project in early 2001. This showcase home of the Denver Broncos NFL team seats over 78,000 for football games, and required approximately 10,000 tons of structural steel, more than 100,000 shop fabrication hours and more than 60,000 field erection hours.

•	Large Binocular Telescope (LBT) Project. This project is part of the Mount Graham International Observatory and is being built in Arizona at an elevation of 10,700 feet above sea level. Our responsibilities on this project included construction of the base of the observatory structure, fabrication and erection of the rotating structure, and installation of four 84,000-pound steel wheel assemblies upon which the telescope housing will rotate. When completed in 2002, the telescope will see further into space and make sharper images than any other optical telescope.

•	LDS Assembly Building. Completed in 2000 for the Church of Jesus Christ of Latter Day Saints in Salt Lake City, Utah, this structure features a “King Pin Truss” weighing approximately 340 tons and 10 radial trusses weighing approximately 277 tons each, all of which support the main roof of the building. The entire project required approximately 11,300 tons of structural steel.

•	Bank One Ballpark. In 1995, we were awarded a contract to provide steel fabrication and erection services for the Bank One Ballpark in Phoenix, a state-of-the-art baseball stadium for Major League Baseball’s Arizona Diamondbacks that features a fully retractable roof consisting of steel components detailed, fabricated and erected by us. The stadium contract generated approximately $61 million in revenues to us. The stadium required over 20,000 tons of structural steel and employed approximately 160 iron workers at the peak of construction.

•	Sherman Oaks Galleria, Phase II. Completed in May 2000, the project consisted of a new, state-of-the-art stadium-seating theater complex with attached dining and retail space at the existing Sherman Oaks Galleria in southern California. Phase II required approximately 3,900 tons of structural steel.

•	Drescher Graduate Campus, Pepperdine University, Malibu, California. This project is a 96,000-square-foot facility consisting of six one- and two-story bolted, rigid-frame structures linked by walkways, courtyards and gardens. The new campus will house the Beckman Management Center for the Graziadio School of Business and Management, the School of Public Policy, the Graduate School of Education and Psychology, the Collazo Library and Learning Center, a Student Services Center and the Graziadio Executive Center. The project required approximately 658 tons of structural steel. The new campus is scheduled for completion in early 2002.

•	Bajo de la Alumbrera. We provided the design consultation, fabrication and delivery of approximately 7,200 tons of structural steel for the Bajo de la Alumbrera mining project in Argentina, which is one of the largest copper mines in the world.

•	Helford Clinical and Research Hospital at The City of Hope. This project will involve the fabrication and erection of 6,000 tons of structural steel as well as miscellaneous steel and decking for the new 350,000-square-foot, six-story medical facility in Duarte, California, near Los Angeles. Our portion of the project is expected to commence in April 2002 and be completed in the third quarter of 2002.

•	New York, New York Hotel and Casino. We were the fabricator and erector for the New York, New York Hotel and Casino in Las Vegas, which required approximately 6,500 tons of structural steel. The hotel was constructed to resemble the New York City skyline, including replicas of the Statue of Liberty, the Brooklyn Bridge and other New York City landmarks.

•	Paris Hotel & Casino. We were awarded three contracts for the fabrication and erection of the structural steel for the Paris Hotel and Casino in Las Vegas. The project included a 1.2 million- square-foot low-rise area and a 34-story tower, which includes hotel, casino, showroom, convention center and retail shopping areas as well as a 540 foot tall scale replica of the Eiffel Tower, which was built over and penetrated into the casino based on the original engineering drawings for the Eiffel Tower.

•	Riverside Badlands Tunnel. During 2001, we completed a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

•	Salt River Siphon Replacement Project. We served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

•	Walt Disney World Projects. We provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilion’s at Epcot Center, the Splash Mountain amusement park ride, and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

•	Orange County, Florida Convention Center. We provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for multiple phases of this one million square-foot modern convention center, a complex, multi-level facility constructed in the Orlando, Florida area. The project required 6,000 tons of structural steel.

•	Tropicana Storage Facility. We provided the fabrication and erection of the structural steel housing facility for several one million gallon steel fruit juice storage tanks for Tropicana Products, Inc.’s juice storage center in Fort Pierce, Florida.

•	Universal Studios. We were a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

•	National and Regional Customers. We were a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson’s, Inc.

Business Operations

      The primary services we provide are engineering and preparation of detail drawings, shop fabrication, and field erection. Following is a description of our principal services.

      Design/Build Expertise. During the design phase of a project, our Registered Structural Engineers review preliminary and completed steel designs and make recommendations regarding types of connections, spans, possible panelization of areas, savings on fabrication techniques, and methods of erection. An integral part of this design phase is preparing a guaranteed maximum price as well as budget pricing as required.

      Engineering and Detailing. We maintain significant in-house structural engineering and detailing capabilities which enable us to implement and coordinate with our shop and field personnel changes to building and structural designs sought by project owners or general contractors, and to help influence critical determinations as to the most cost-effective systems, designs, connections, and erection procedures for a particular project. Our detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and erection sequences, of each piece of steel utilized in a project, and continually update these drawings to accommodate design and other changes. We have automated detailing systems that interact electronically with our numerically controlled fabrication equipment and produce updated detail drawings electronically, which can be delivered to our domestic and foreign field locations. Our detailing division initially prepares advance materials bills by size and length of each steel piece within pre-defined areas or sequences of erection for each project. Detailers coordinate directly with customers and our fabrication and erection teams to determine and plan the order of fabrication and erection of a project and associated personnel and equipment requirements.

      Shop Fabrication. Our fabrication services consist of the procurement from steel producers of raw steel shapes in different sizes and lengths. These shapes vary in cross-section from I-beams to angle, channel, tube, pipe, and plate. Upon delivery of these steel shapes, and prior to fabrication, we prepare load lists that identify the sequence and date that each individual piece of steel is required on a project, a procedure that reduces the handling of and the need to store materials in the field. Upon completion of detail shop drawings, our fabrication shop cuts the raw steel pieces to length, drills and punches holes through the use of numerically controlled beam lines, and completes coping and beveling with its numerically controlled machinery and automated burning equipment. We then fabricate fittings and complete welding and inspection of each finished structural piece. We utilize advanced technologies to inspect weld seams, which significantly reduces costs, fabrication hours, and the likelihood of structural defects. After the completion of processing to customer specifications, finished pieces are loaded for shipment to the construction site, often pursuant to just-in-time delivery schedules. We also manufacture steel joists and girders in lengths ranging from five to 300 feet with a highly efficient and computerized process. The steel joist system is one of the most economical roof systems for most buildings, including office buildings, schools, churches, shopping centers and warehouses.

      Field Erection. The erection process typically consists of pre-assembly of steel component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components to form the steel backbone of the project. Our field erection crews erect fabricated steel components in accordance with erection drawings prepared and updated by our detailers. Experienced field supervisors manage the erection process for each project and we employ local union erection personnel as well as reputable subcontract erection companies on an as-needed basis in areas near the project sites.

Project Management

      All contract awards to us are assigned a project number, which is used to track each steel component and man-hour associated with the project through the entire construction process. All project drawings, specifications, and completion schedules on a project are reviewed by our senior management and all projects are assigned to one or more Project Managers, who assume primary responsibility for all aspects of the project. Often a Project Manager assigned to a given project will have significant experience in similar projects. A Project Manager generally will be responsible for one to five projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences of steel groups that follow the anticipated erection or fabrication path. Each sequence follows a timeline and the status is continually monitored. Project Managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays. We provide production bonuses to our Project Managers based on, among other factors, the achievement of lower costs on a project than the estimated costs used to formulate the initial bid or prices of subsequent change orders, and the ability to minimize costs or cost overruns on particularly complex projects or projects that exceed initial cost estimates.

      We believe that a key factor in our success has been our ability to provide through our in-house personnel valuable input and assistance to general contractors, engineering firms, and other customers with respect to overall project design of fabrication and erection sequences and other critical project decisions. This often results in overall project cost savings and efficiencies and helps to solidify key customer relationships. In addition to our centralized project management, we also use a high percentage of skilled erection employees local to projects and utilize advanced scheduling systems to enhance our ability to provide project management services to customers complementary to our core engineering, detail drawing, shop fabrication, and field erection services.

Safety and Quality Assurance

      We have adopted important safety policies that are administered and enforced by our top management. We consider workplace accident prevention to be of primary importance in all phases of our operations and provide continual training on safety procedures and techniques to all of our shop and field personnel.

      We use advanced welding and fabrication technologies, and all of our products are fabricated in accordance with applicable industry and specific customer standards and specifications. We have achieved a level three certification by the American Institute of Steel Construction (AISC) with respect to our fabrication operations, the highest level of certification available from AISC. In addition, our welding employees are certified in accordance with the American Society of Mechanical Engineers (ASME) Section IX, Non-Destructive Examination Inspector Certification to Society Non-Destructive Testing TC-IA Standards. We have developed project-specific and company-wide quality assurance and quality control programs, and utilize sophisticated x-ray and ultra-sonic systems to inspect weld seams. Substantially all joist manufacturing projects require companies to be members of the Steel Joist Institute (SJI). We are one of only 17 companies nationwide that belong to the SJI.

Sales and Estimating

      Sales managers lead our domestic sales and marketing efforts. Each sales manager is responsible primarily for our estimating, sales, and marketing efforts in defined geographic areas, including the emerging South American and Mexican markets. In addition, we employ full-time project estimators and chief estimators. Our sales representatives maintain relationships with general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. We generate future projects reports to track the weekly progress of new opportunities. Our sales efforts are further supported by most of our executive officers and engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

      We compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which provides us with valuable current market information and sales opportunities. In addition, we are frequently contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects such as plants, warehouse and distribution centers, and other industrial and commercial facilities.

      Upon selection of projects to bid or price, our estimating division reviews and prepares projected costs of shop, field, detail drawing preparation and crane hours, steel and other raw materials, and other costs. On bid projects, a formal bid is prepared detailing the specific services and materials we plan to provide, payment terms and project completion timelines. Upon acceptance, our bid proposal is finalized in a definitive contract.

Contracting Methods and Performance Bonding

      Our projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of three types of contract pricing approaches: fixed price, cost-plus pricing or unit cost pricing. Under the fixed price approach, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, we retain all cost savings but are also responsible for cost overruns. Historically, the majority of our contracts have been fixed-price arrangements. Under the cost-plus arrangement, we receive a specified fee in excess of our direct labor and material cost, up to a maximum amount, and thus seek to gain protection against cost overruns and sometimes benefit directly from cost savings. Under unit cost pricing, we receive a specified fee based on pounds or tons of fabricated steel shipped. Such fee includes all material, labor, overhead and profit mark-ups to prepare the steel to the customer’s requirements. Steel fabricated and shipped in excess of quantities quoted is billed to the customer at the original unit cost price per pound or ton.

      While customers may consider a number of factors — including availability, capability, reputation, and safety record — price and the ability to meet customer-imposed project schedules are the principal factors on which we obtain contracts. Generally, our contracts and projects vary in length from one to 12 months, depending on the size and complexity of the project, project owner demands, and other factors.

      Our contract arrangements with customers sometimes require us to provide payment and performance bonds and, in selected cases typically associated with international projects, letters of credit, to partially secure our obligations under our contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. Our payment and performance bonds are obtained through surety companies and typically cover the entire contract price on a project. We believe that our bonding capacity provides a competitive advantage in some cases due to our ability to obtain large bonds and to negotiate more favorable pricing of bonds.

Backlog

      We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments, letters of intent, notices to proceed and purchase orders as the potential future revenues to be recognized upon performance of contracts and potential contracts. Backlog increases as new contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. At December 31, 2001, our backlog was $161.3 million, of which approximately $48.5 million was attributable to one project for a single customer in Arizona, and approximately $11.8 million was attributable to one project in California. Backlog at December 31, 2000 was $130.5 million. With the exception of the $48.5 million backlog amount in Arizona, we expect most of our backlog as of December 31, 2001 to be recognized as revenues in 2002. A portion, which we are unable to estimate at this time, of the Arizona project will not be recognized as revenues until 2003.

Competition

      The principal geographic and product markets we serve are highly competitive. We compete with other contractors on a local, regional, or national basis, and in certain cases, on an international basis. We have different competitors for each of our services and product segments and within each geographic market we serve. We believe that we can compete effectively for new projects both nationally and internationally and that we are among the largest competitors in our industry. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of our competitors have financial and operating resources greater than ours.

Governmental Regulation

      Our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder in the United States. With respect to our international operations, we are subject to a number of laws and regulations, including those relating to taxation of our earnings and earnings of our personnel and our use of local personnel and suppliers. Our operations are subject to the risk of changes in federal, state, local, and foreign laws and policies which may impose restrictions on our operations, including trade restrictions, expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts or embargoes directed at specific countries, import restrictions or other trade barriers, and mandatory sourcing rules, any of which could, if adopted or implemented, materially and adversely affect us. We believe that we are in material compliance with the laws and regulations under which we and our operations are currently governed and have no reason to believe that future compliance with such laws and regulations will have a material and adverse effect on our operations. We cannot determine, however, to what extent our future operations and earnings may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

      We are subject to licensure and hold licenses in each of the states in the United States in which we operate and in certain local jurisdictions within such states. We believe that we are in material compliance with all contractor licensing requirements in the various states in which we operate. The loss or revocation of any license or the limitation on any of our primary services thereunder in any state in which we conduct substantial operations could prevent us from conducting further operations in such jurisdiction and would have a material adverse effect on our operations.

Environmental Regulation

      Our operations and properties are affected by numerous federal, state, and local environmental protection laws and regulations, such as those governing discharges into air and water, and the handling and disposal of solid and hazardous waste. The requirements of these laws and regulations have become increasingly stringent, complex, and costly to comply with. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. We are not aware of any non-compliance with environmental laws that could have a material adverse effect on our business or operations. There can be no assurance, however, that such laws, regulations, or their interpretation will not change in the future in a manner that could materially and adversely affect our operations.

      Certain environmental laws, such as CERCLA, provide for strict and joint and several liability for investigation and/or remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently owned or operated by us or our predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors come to be located. Our facilities have been operated for many years, and substances that are or might be considered hazardous were used at such locations. We do not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, we can give no assurance that we, or entities for which we may be responsible, will not incur liability in connection with the investigation and remediation of facilities we currently own or operate or other locations in a manner that could materially and adversely affect our operations.

Employees

      As of December 31, 2001, we employed approximately 1,200 people. The number of persons we employed on an hourly basis fluctuates directly in relation to the amount of business we perform. Certain of the fabrication and erection personnel we employ are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. We are a party to several separate collective bargaining agreements with these unions in certain of our current operating regions, which expire (if not renewed) at various times in the future. Most of our collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. We consider our relationship with our employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to our own labor relations, we have not experienced a work stoppage or other labor disturbance.

      We utilize third-party fabrication and erection subcontractors on many of our projects and also subcontract detailing services from time to time when we lack available in-house capacity for such services. Our inability to engage fabrication, erection and detailing subcontractors on terms favorable to us could limit our ability to complete projects in a timely manner or compete for new projects and could have a material adverse effect on our operations.

Suppliers

      We currently purchase a majority of our steel and steel components from several domestic and foreign steel producers and suppliers. However, steel is readily available from numerous foreign and domestic steel producers and we are not dependent on any one supplier. We believe that our relationships with our suppliers are good and have no long-term commitments with any of our suppliers.

Item 2.	Properties

      Our manufacturing facilities and executive and administrative offices are located at the following sites:

Location	Size (Sq. ft.)	Owned/Leased	Products/Services

Phoenix, Arizona	400,000	Leased(1)	Fabrication shop; operations, erection, engineering and detailing offices
Gilbert, Arizona	145,000	Leased(2)	Fabrication shop
Phoenix, Arizona	22,000	Leased(3)	Executive, finance, administration, estimating and sales offices
Tustin, California	180	Leased	Sales office
Lockhart, Florida	144,000	Owned	Fabrication shop; sales, executive and operations offices; maintenance yard; steel truss plant
Albany, Georgia	102,000	Owned	Fabrication shop; executive, operations and estimating offices
Atlanta, Georgia	3,600	Leased	Sales office
Quincy, Florida	140,000	Owned	Steel joist and long span truss manufacturing plant
Buckeye, Arizona	100,000	Owned	Steel joist and long span truss manufacturing plant
Houston, Texas	43,000	Owned	Fabrication shop; sales, estimating, operation and administrative offices
Houston, Texas	974	Leased	Detailing office
National City, California	26,000	Owned	Fabrication shop; operations, sales, estimating and administrative offices

(1)	We lease this facility from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the “Schuff Partnership”). This lease expires on February 28, 2017. Annual rent under the lease is $605,000, subject to increase every five years commencing in 2002 pursuant to a Consumer Price Index formula.

(2)	We lease this facility from the Schuff Partnership expiring on February 28, 2017. Annual rent under the lease is $340,000, subject to increase every five years commencing in 2002 based on a Consumer Price Index formula.

(3)	We lease this facility from the Schuff Partnership expiring April 30, 2017. Annual rent under the lease is $135,000, subject to increase every five years based on a Consumer Price Index formula.

      Under each of the foregoing leases, we are also obligated to pay all taxes, insurance and maintenance costs.

Item 3.	Legal Proceedings

      Construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in us being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of our operations in one or more jurisdictions. We are a defendant in lawsuits from time to time, including lawsuits arising in the normal course of its business. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, our management believes that the ultimate outcome will not have a material adverse effect on our operations or liquidity.

      We maintain workers compensation insurance that provides full coverage of statutory workers compensation benefits. We also maintain employer liability insurance in our principal geographic markets in amounts of $1,000,000 per accident for bodily injury by accident and $1,000,000 per employee (and as a policy limit) for bodily injury from disease and contractors commercial general liability insurance in the amount of $1,000,000. In addition, we maintain umbrella coverage limits of $30,000,000. We also maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of our facilities and property. All policies are subject to various deductibles and coverage limitations. Although our management believes that our insurance is adequate for our present needs, there can be no assurance that we will be able to maintain adequate insurance at premium rates that our management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

      We periodically review the need to maintain a litigation reserve. Currently, we do not believe any reserves for our ongoing litigation are required. We seek to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that our efforts to mitigate losses will be successful or that any losses incurred will not our insurance or estimated reserves thereon.

      During 1998, we filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work that we believed was billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. Our claim was filed with that of the general contractor of the project, Perini/ Tutor-Saliba, along with several other project subcontractors. We have incurred and expensed substantially all of the costs related to this claim. On October 4, 2000, we reached a settlement with the Arizona Professional Baseball Team Limited Partnership and related parties with respect to this claim. We received an initial payment of approximately $2.4 million and received a second and final payment in the second quarter of 2001 of approximately $525,000.

      On March 9, 2001, we filed a claim in the Superior Court of the State of California for the County of Orange against the Hyperion Theatre project we recently completed for Disney’s California Adventure and Bernards Bros. Construction, the general contractor on the project. We claimed we were owed approximately $2.3 million for the unpaid contract balance, additional steel provided and work performed in the erection of structural steel on the project and damages for breach of contract and delay of work. We have incurred and expensed all of the costs related to this claim. A confidential settlement was reached and payment was received in the fourth quarter of 2001.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against our subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1,100,000 of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputes liability and claims that Clark Construction and its subcontractors delayed the project and are not entitled to any additional monies. We believe we are entitled to payment of Addison’s claim and do not believe that we are liable under any potential counterclaim.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity Securities and Related Stockholder Matters

      Since July 15, 1999, our common stock has been traded on the American Stock Exchange under the symbol “SHF.” Prior to that date, our common stock was traded on the Nasdaq National Market under the symbol “SHUF.” The common stock commenced public trading on July 1, 1997 in connection with our initial public offering. The following table sets forth the high and low last sale prices of the common stock, as reported by the American Stock Exchange and the Nasdaq National Market, for the periods indicated:

	Market Price

	High	Low

Fiscal Year 2000
First Quarter	$4.00	$3.125
Second Quarter	$4.00	$3.125
Third Quarter	$3.75	$2.625
Fourth Quarter	$3.375	$2.25
Fiscal Year 2001
First Quarter	$5.60	$2.625
Second Quarter	$6.50	$3.70
Third Quarter	$6.40	$3.25
Fourth Quarter	$3.36	$2.40
Fiscal Year 2002
First Quarter (through March 15, 2002)	$3.45	$2.36

      As of March 15, 2002, we believe there were approximately 1,300 beneficial owners of our common stock.

      Except for certain distributions to our then current shareholders while we were subject to taxation under subchapter S of the Internal Revenue Code of 1986 and certain other distributions, including those made in connection with the closing of our initial public offering in July 1997 to our shareholders prior to the offering, we have not made distributions or declared dividends on our common stock and do not anticipate doing so in the foreseeable future. It is the current policy of our Board of Directors to retain our earnings, if any, to finance the operation and expansion of our business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Factors That May Affect Future Stock Performance

      The performance of our common stock is dependent upon several factors including those set forth below and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Control by Majority Shareholders; Ability to Issue Preferred Stock

      Mr. David A. Schuff, our Chairman and co-founder, and Mr. Scott A. Schuff, our President, Chief Executive Officer, co-founder and a member of our Board of Directors, collectively control the voting of approximately 69% of our outstanding common stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting our sale or merger. In addition, our Certificate of Incorporation authorizes us to issue shares of “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the common stock.

     Volatility of Stock Price

      The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of the common stock is also subject to significant fluctuations in response to variations in our quarterly operating results, analyst reports, announcements concerning our business, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting our business, litigation, general trends in the industry and other events or factors. In July 1997, we completed an initial public offering of our common stock for $8 per share. Since that time, our common stock has traded as low as $2.25 per share and as high as $15.625 per share. The market price for our common stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

     Shares Eligible for Future Sale

      There were 7,292,577 shares of common stock outstanding as of March 15, 2002. Of these shares, 2,270,377 shares of common stock are freely tradable. The 5,022,200 remaining shares of common stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. Of the “restricted securities” outstanding, all of these shares have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of common stock in the market or the availability of shares of common stock for sale under Rule 144 will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock in the open market could adversely affect the prevailing market price of the common stock and may make it more difficult for us to sell our equity securities in the future on terms it deems appropriate.

Item 6.     Selected Financial Data

      The following sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2001. The selected annual historical consolidated statement of income and balance sheet data is derived from our Consolidated Financial Statements audited by independent auditors. For additional information, see our Consolidated Financial Statements and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to our Consolidated Financial Statements and Notes thereto.

	Year Ended December 31

	1997(1)	1998(2)	1999	2000	2001

	(in thousands, except per share data)
Statement of Income Data
Revenues	$138,218	$189,940	$236,832	$278,095	$234,061
Cost of revenues	117,955	160,647	191,578	222,521	188,493

Gross profit	20,263	29,293	45,254	55,574	45,568
General and administrative expenses	8,880	15,509	24,102	29,770	29,683
Goodwill amortization	—	931	2,156	2,165	2,165

Operating income	11,383	12,853	18,996	23,639	13,720
Interest expense	(348)	(6,812)	(11,752)	(11,711)	(10,875)
Other income	520	1,733	1,307	1,105	1,667

Income before income taxes	11,555	7,774	8,551	13,033	4,512
Provision for income taxes	2,823	3,453	3,401	5,506	2,037

Net income	8,732	4,321	5,150	7,527	2,475
Pro forma income taxes(3)	1,513	—	—	—	—

Net income	$7,219	$4,321	$5,150	$7,527	$2,475

Net income per share:
— basic	$1.12	$0.62	$0.73	$1.06	$0.34
— diluted	$1.10	$0.60	$0.73	$1.06	$0.33
Shares used in computation:
— basic	6,457	7,014	7,046	7,129	7,227
— diluted	6,556	7,169	7,063	7,129	7,394
Operating Data
Backlog(4)	$56,793	$132,940	$165,426	$130,537	$161,304
Balance Sheet Data
Cash and cash equivalents	$197	$15,431	$6,784	$11,073	$4,586
Restricted funds on deposit(5)	2,096	2,574	2,710	—	—
Costs and recognized earnings in excess of billings on uncompleted contracts(6)	3,982	11,861	16,100	9,575	15,293
Billings in excess of costs and recognized earnings on uncompleted contracts(6)	3,758	7,025	8,864	12,713	8,802
Property and equipment, net	7,415	20,850	25,322	29,908	30,111
Total assets	42,038	165,588	171,363	179,043	171,101
Long term debt, excluding current portion	4,927	103,870	101,390	100,159	95,500
Stockholders’ equity	$24,673	$29,135	$34,550	$42,400	$45,122

(1)	Gives effect to our acquisition of B&K Steel Fabrications, Inc. (“B&K Steel”) on January 31, 1997, which was accounted for under the purchase method of accounting. Financial information relating to B&K Steel has not been included in periods prior to the acquisition.

(2)	Gives effect to our acquisitions of Addison and Quincy on June 4, 1998, Six on August 31, 1998, and Bannister on October 15, 1998, which were accounted for under the purchase method of accounting. Financial information relating to Addison, Quincy, Six and Bannister has not been included in periods prior to the acquisitions.

(3)	Prior to the completion of our initial public offering in July 1997, we elected to be treated as an S corporation under the Internal Revenue Code of 1986. As an S corporation, we were not subject to income taxes. Pro forma income taxes reflect the provision for income taxes that would have been recorded had we been subject to income taxes as a C corporation for all periods, assuming an effective tax rate of 40%. Provision for income taxes for 1997 includes credits of $300,000 to income recorded upon revocation of our S corporation election in June 1997.

(4)	Backlog is the amount of potential future revenues to be recognized upon performance of contracts awarded to us. Backlog increases as new contract commitments, letters of intent, notices to proceed and purchase orders are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract or potential contract. Of our $161.3 million backlog as of December 31, 2001, approximately $48.5 million was attributable to one project for a single customer in Arizona and approximately $11.8 million was attributable to one project for a single customer in California.

(5)	Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts, which are maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract.

(6)	We recognize revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours, commencing when progress is sufficient to estimate final results with reasonable accuracy. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information regarding our financial and operating position as of December 31, 2000 and 2001, and our results of operations for the years ended December 31, 1999, 2000, and 2001. This discussion should be read in conjunction with the preceding “Selected Financial Data” and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

Recent Developments

      During the third and fourth quarters of 2001, the commercial construction industry experienced a dramatic downturn as a result of macroeconomic conditions and the terrorist attacks of September 11, 2001. These factors resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. The net results were lower revenues and depressed gross margins across all of our business units and in projects both large and small.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We have adopted the following critical accounting policies used in the preparation of our consolidated financial statements.

     Revenue Recognition

      We perform our services primarily under fixed-price contracts and recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and we have made an estimate of the amount that will be paid for the change. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

     Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts receivable based on estimated losses resulting from the inability of our customers to make required payments. In order to estimate the appropriate level of this allowance, we analyze historical payment patterns, aging of accounts receivable, actual write-off history, current economic trends and changes in our customer payment patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory

      Inventories are stated at the lower of cost or market under the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

     Goodwill and Intangible Asset Impairment

      We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value many not be recoverable. Some factors we consider important which could trigger an impairment review included the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

      When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with Statement 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of income. Based on preliminary steps we have taken to prepare for the adoption of Statement 142, it is likely that a substantial portion of the goodwill related to our acquisitions will be impaired, resulting in a significant cumulative effect of a change in accounting principle in the first quarter of 2002.

     Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we feel that our deferred tax assets will be recovered from future taxable income. At December 31, 2001, our net deferred tax liability was $330,000.

     Legal Contingencies

      We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

Overview

      Our results of operations are affected primarily by (i) the level of commercial and industrial construction in our principal markets; (ii) our ability to win project contracts; (iii) the amount and complexity of project changes requested by customers or general contractors; (iv) our success in utilizing our resources at or near full capacity; and (v) our ability to complete contracts on a timely and cost effective basis. The level of commercial and industrial construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

      We believe that there is an ongoing trend in the steel fabrication and erection industry to design and build large, complex projects according to accelerated time schedules. With many projects, only portions of the detail design drawings are completed when construction begins. The remaining drawings are completed, with numerous design changes being implemented, throughout the construction process. These fast-track, “design-as-you-go” projects are well-suited to integrated contractors that can (i) reduce the logistical and coordination problems inherent in the use of multiple subcontractors to complete a large, complex project; and (ii) more efficiently respond to rapid and multiple design changes while minimizing project delays and cost overruns commonly associated with such changes. The complexity and size of these projects require subcontractors possessing extended financial and operational capabilities.

      Individual large projects can have a substantial impact upon our results of operations and cause significant fluctuations in revenues and profits from quarter to quarter. During 1999 and 2000, we instituted new controls regarding the bidding and execution of large, complex projects that we believe help protect us against such significant quarter-over-quarter financial fluctuations. These guidelines included modifications to our detailing and estimating procedures that we believe result in more timely visibility regarding the status of these projects as well as procedures to rectify errors or inconsistencies that could cause unrealized change orders.

      We obtain contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 2001, 2000 and 1999, most of our revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, we must estimate our costs, including projected increases in labor, material, and service costs. Project duration typically lasts from one to 12 months.

      We recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and we have made an estimate of the amount that will be paid for the change. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

      Cost of revenues consists of the costs of materials, equipment, direct labor, fringe benefits, and indirect costs associated with detailing, fabrication and erection, including rent, depreciation and supervisory labor. Other costs not associated with specific projects are included in general and administrative expenses.

      Gross profit margins can be positively and negatively affected by large, more complex projects, the percentage of negotiated contracts relative to competitively bid contracts, the number and scope of contract modifications, and improvements in operating efficiencies. Gross profit margins can be adversely affected by the competitive environment, construction delays, inefficient or underutilization of our resources, availability and cost of materials and labor, the timing and performance of work by other contractors, weather conditions and construction site conditions.

      Backlog increases as contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under the contract. The timing of contract commitments, letters of intent, notices to proceed and purchase orders, the size of projects and other factors beyond our control can cause significant fluctuation in backlog outstanding at any given date.

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Years Ended December 31

	1999	2000	2001

Revenues	100.0%	100.0%	100.0%
Cost of revenues	80.9	80.0	80.5

Gross profit	19.1	20.0	19.5
General and administrative expenses	10.2	10.7	12.7
Goodwill amortization	0.9	0.8	0.9

Operating income	8.0	8.5	5.9
Interest expense	(4.9)	(4.2)	(4.6)
Other income	0.5	0.4	0.7

Income before income taxes	3.6	4.7	2.0
Provision for income taxes	1.4	2.0	0.9

Net income	2.2%	2.7%	1.1%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues decreased by 15.8% to $234.1 million in 2001 from $278.1 million in 2000. The decrease in revenues was primarily a result of the aforementioned downturn in the commercial construction industry. The average revenues for our 10 largest revenue generating projects were $5.7 million in 2001 versus $9.5 million in 2000. This decrease was primarily due to one project in Colorado that generated approximately $29.4 million of revenue in 2000 but did not generate comparable of revenues in 2001.

      Gross profit. Gross profit decreased 18.0% to $45.6 million in 2001 from $55.6 million in 2000 due primarily to the 15.8% decrease in revenues coupled with a decrease in gross profit percentage during the fourth quarter of 2001. As a percentage of revenues, gross profit decreased to 19.5% in 2001 from 20.0% in 2000, primarily due to the aforementioned downturn in the commercial construction industry during the third and fourth quarters of 2001.

      General and administrative. General and administrative expenses decreased by 0.3% to $29.7 million in 2001 from $29.8 million in 2000. The decrease in general and administrative expense was primarily due to the decrease in legal fees and other professional fees and the $1.8 million write-off of capitalized costs associated with computer software developed for internal use in 2000, offset by the $2.5 million stock option buyout in 2001. General and administrative expenses as a percentage of revenues increased to 12.7% in 2001 from 10.7% in 2000. The increase was primarily a result of decreased revenues during 2001. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

      Goodwill amortization. Goodwill amortization was $2.2 million for the years ended December 31, 2001 and 2000. Goodwill amortization represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six, and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years.

      Interest expense. Interest expense was $10.9 million in 2001 compared to $11.7 million in 2000. The decrease in interest expense was primarily attributable to our decreased use of our available lines of credit and the reduction of long term debt during 2001. Interest expense is primarily attributable to our remaining $95.5 million 10 1/2% Senior Notes issued in June 1998.

      Other income. Other income increased 50.9% to $1.7 million in 2001 from $1.1 million in 2000. The increase was primarily due to the $151,000 gain on the extinguishment of debt, the $107,000 gain on the sale of a long-term investment, and additional interest income due to greater funds being available for investment in 2001.

      Income tax expense. Income tax expense for 2001 was $2.0 million which represents an effective tax rate of approximately 45.1% compared to $5.5 million in 2000 which represented a 42.2% effective tax rate on earnings. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The increase in the effective tax rate from 2000 to 2001 is primarily due to the large impact of the nondeductibility of goodwill for tax purposes because of decreased income before taxes in 2001.

      Net income. As a result of the factors discussed above, net income decreased by 67.1% to $2.5 million in 2001 from $7.5 million in 2000.

      Backlog. Backlog increased by 23.6% to $161.3 million at December 31, 2001 compared to $130.5 million at December 31, 2000. The $30.8 million increase in backlog compared to December 31, 2000 was primarily the result of the award of one large project under a notice to proceed to our Pacific Southwest segment. Of the backlog at December 31, 2001, approximately $48.5 million was attributable to one project in Arizona and approximately $11.8 million was attributable to one project in California.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Revenues. Revenues increased by 17.4% to $278.1 million in 2000 from $236.8 million in 1999. The increase in revenues was primarily a result of additional revenues generated by our Pacific Southwest segment from a greater number of projects. The average revenues for our ten largest revenue generating projects were $9.5 million in 2000 versus $6.7 million in 1999. This increase was primarily due to one project in Colorado that generated approximately $29.4 million of revenue in 2000.

      Gross profit. Gross profit increased 22.8% to $55.6 million in 2000 from $45.2 million in 1999 due primarily to the 17.4% increase in revenues coupled with an increase in gross profit percentage. Approximately $2.0 million of the increase was the result of the settlement with the Arizona Professional Baseball Team Limited Partnership received in the fourth quarter of 2000. As a percentage of revenues, gross profit increased to 20.0% in 2000 from 19.1% in 1999, primarily due to higher average margins achieved by our Pacific Southwest and Southwest segments. Excluding the above settlement, gross profit would have been 19.4% in 2000.

      General and administrative. General and administrative expenses increased by 23.5% to $29.8 million in 2000 from $24.1 million in 1999, and to 10.7% of 2000 revenues compared to 10.2% of revenues in 1999. The increase in general and administrative expenses was largely attributable to the write-off of capitalized costs associated with computer software developed for internal use, additional general and administrative costs required to support the revenue growth of the companies, the costs associated with our new joist manufacturing facility in Buckeye, Arizona and increased legal fees associated with the settlement of pending claims. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, project management, and support services.

      Goodwill amortization. Goodwill amortization was $2.2 million for the years ended December 31, 2000 and 1999. Goodwill amortization represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six, and Bannister business combinations. The goodwill is amortized on a straight-line basis over 25 years.

      Interest expense. Interest expense was $11.7 million in 2000 and $11.8 million in 1999. The interest expense is primarily attributable to our $100.0 million 10 1/2% Senior Notes issued in June 1998 and our use of the available line of credit.

      Other income. Other income decreased 15.5% to $1.1 million in 2000 from $1.3 million in 1999. The decrease in other income was attributable primarily to a decrease in cash available for investment during the first three quarters of 2000.

      Income tax expense. Income tax expense for 2000 was $5.5 million which represents an effective tax rate of approximately 42.2% compared to $3.4 million in 1999 which represented a 39.8% effective tax rate on earnings. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The increase in the effective tax rate from 1999 to 2000 is primarily due to a decrease in income tax credits recognized in 2000 which were attributable to qualifying research and experimentation expenses associated with our engineering, detailing and software development activities.

      Net income. As a result of the factors discussed above, net income increased by 46.2% to $7.5 million in 2000 from $5.2 million in 1999.

      Backlog. Backlog decreased by 21.1% to $130.5 million at December 31, 2000 compared to $165.4 million at December 31, 1999. The $34.9 million decrease in backlog compared to December 31, 1999 was the result of job mix based on selected targeted projects. We have made an effort to focus on bidding a greater number of projects with shorter duration to maximize efficiencies and reduce risk. Of the backlog at December 31, 2000, approximately $8.4 million was attributable to one project in Arizona and approximately $19.1 million was attributable to one project in Florida.

Liquidity and Capital Resources

      We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. At December 31, 2001, we had no outstanding borrowings under our line of credit, with approximately $14.0 million available for borrowings (see discussion on the following page of the amendment in the first quarter of 2002, which reduced the credit line availability), and working capital of approximately $62.2 million. We believe that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near term operating needs.

      Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $3.2 million and $17.2 million for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, operating cash flows were more than net income primarily due to non-cash charges of $6.7 million related to depreciation and amortization and a $4.1 million decrease in inventory, offset by a $5.7 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $3.9 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts. For the year ended December 31, 2000, operating cash flows were more than net income primarily due to a $6.5 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts and a $3.8 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, coupled with $6.5 million of depreciation and amortization, and offset by other changes in working capital. Cash used in investing activities totaled $4.3 million for the year ended December 31, 2001 and $8.0 million for the year ended December 31, 2000, including purchases of property and equipment of $4.4 million in 2001 and $8.5 million in 2000. Financing activities required $5.4 million and $5.0 million for the years ended December 31, 2001 and 2000, respectively.

Contractual Obligations and Commercial Commitments

		Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-Term Debt	$95,500	$—	$—	$—	$95,500
Capital Lease Obligations	None	—	—	—	—
Operating Leases	17,413	1,416	3,599	2,249	10,149
Total Contractual Cash Obligations	$112,913	$1,416	$3,599	$2,249	$105,649

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Line of Credit	$14,000	$—	$14,000	$—	$—
Standby Letters of Credit	1,000	—	—	—	1,000
Total Commercial Commitments	$15,000	$—	$14,000	$—	$1,000

      We renewed our bank credit facility in September 2001. The credit facility now matures on June 30, 2003, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. We will be eligible for reductions in the interest rates on the credit facility if we achieve certain leverage ratio targets. The interest rates, based on the leverage ratio achieved, can range from a minimum of LIBOR plus 2.25% to a maximum of LIBOR plus 3.50%. At December 31, 2001, there was approximately $14.0 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.0 million of outstanding letters of credits under which we are committed.

      The credit facility also requires that we maintain specified leverage ratios, interest coverage ratios, fixed charge coverage ratios and a specified minimum EBITDA. The credit facility also contains other covenants that, among other things, limit our ability to pay cash dividends or make other distributions, change our business, merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      During the first quarter of 2002, we amended our credit facility by modifying the fourth quarter 2001 covenant compliance and amending the current covenants due to our fourth quarter financial performance and our outlook for the year 2002. New maximum levels were established for the leverage ratio covenant along with new minimum levels for EBITDA and the fixed charge coverage ratio. Two additional covenants were added which restrict the revolver availability to $5.0 million and prohibit any repurchase of the Senior Notes until the 12-month EBITDA exceeds $25.0 million.

      On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10 1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of Addison, Quincy, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During 2001, we repurchased $4.5 million in principal amount of our Senior Notes at a discount on the open market.

      We have no other long-term debt commitments. See Note 6 to the Consolidated Financial Statements appearing elsewhere in this report.

      We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20 year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. Our annual rental payments for the three leases were $1.1 million in 2001 and each year thereafter during the remaining terms of the leases. See Item 2. “Properties.”

      We estimate that our capital expenditures for 2002 will be approximately $3.0 million, which includes improvements at two of our plants. We are also considering the expansion of certain of our facilities and production capacities, which would increase the 2002 estimated capital expenditures. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually.

      We will apply Statement 142 beginning in the first quarter of 2002. Application of the non amortization provisions of Statement 142 is expected to result in an increase in income before taxes of $2.2 million in 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on preliminary steps we have taken to prepare for the adoption of Statement 142, it is likely that a significant portion of the goodwill related to the Southeastern, Southwest and Western segments will be impaired using the impairment test required by Statement 142. We currently evaluate goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined the amount of the potential impairment loss, as Statement 142 requires a measurement date of January 1, 2002. We plan to complete the measurement of the impairment loss in the first quarter of 2002.

Factors That May Affect Future Results and Financial Condition

      Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters,” could affect our future operating results, financial condition, and the market price of our common stock.

Substantial Leverage and Ability to Service Debt

      With our 10 1/2% Senior Notes and existing line of credit facility, we are highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. Our 10 1/2% Senior Notes permit us to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. Our level of indebtedness will have several important effects on our future operations, including, without limitation, (i) a substantial portion of our cash flow from operations must be dedicated to the payment of interest and principal on our indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets, and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities, (iii) our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) our leveraged position and the various covenants contained in the Senior Notes and the credit facility may place us at a relative competitive disadvantage as compared to certain of our competitors. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable us to service our debt, or that any of these measures could be effected on satisfactory terms, if at all.

Dependence on Construction Industry

      We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity declines significantly in our principal markets, our business, financial condition and results of operations would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Fluctuating Quarterly Results of Operations

      We have experienced, and in the future are expected to continue to experience, substantial variations in our results of operations from quarter to quarter as a result of a number of factors, many of which are outside our control. In particular, our operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, our failure to obtain, or delays in awards of, major projects, the cancellation of major projects, or our failure to timely replace projects that have been completed or are nearing completion. In addition, from time to time we have disputes with our customers concerning change orders to our contracts. To the extent such disputes are not resolved on a timely basis, our results of operations may be affected. Any of the foregoing factors could result in the periodic inefficient or underutilization of our resources and could cause our operating results to fluctuate significantly from period to period, including on a quarterly basis.

Revenue Recognition Estimates

      We recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based on either the ratio that costs incurred to date bear to the total estimated costs to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Estimated losses on contracts are recognized in full when we determine that a loss will be incurred. We frequently review and revise revenues and total cost estimates as work progresses on a contract and as contracts are modified. Accordingly, revenue adjustments based upon the revised completion percentage are reflected in the period that estimates are revised. Although revenue estimates are based upon management assumptions supported by historical experience, these estimates could vary materially from actual results. To the extent percentage of completion adjustments reduce previously reported revenues, we would recognize a charge against operating results, which could have a material adverse effect on our results of operations for the applicable period.

Variations in Backlog; Dependence on Large Contracts

      Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $83.0 million, representing 51.4% of our backlog at December 31, 2001, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more large contracts are terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political and site selection considerations may cause a delay in constructing the Arizona Cardinals multipurpose facility, which currently accounts for $48.5 million of our current backlog. To the extent that political or other considerations delay this project, the recognition of revenue we anticipate from this project also will be delayed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

Fixed Price Contracts

      Most of our $161.3 million backlog at December 31, 2001 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of our operations for any period.

Geographic Concentration

      Our fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California and Texas, states in which the construction industry has experienced substantial growth during recent years. Because of this concentration, future construction activity and our business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

Competition

      Many small and various large companies offer fabrication, erection and related services that compete with those we provide. Local and regional companies offer competition in one or more of our geographic markets or product segments. Out of state or international companies may provide competition in any market. We compete for every project we obtain. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. Some of our competitors have greater capital and other resources than ours and are more established in their respective markets. There can be no assurance that our competitors will not substantially increase their commitment of resources devoted to competing aggressively with us or that we will be able to compete profitably with our competitors.

Substantial Liquidity Requirements

      Our operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, our contract arrangements with customers sometimes require us to provide payment and performance bonds and, in selected cases, letters of credit, to partially secure our obligations under our contracts, which may require us to incur significant expenditures prior to receipt of payments. Furthermore, our customers often will retain a portion of amounts otherwise payable to us during the course of a project as a guarantee of completion of that project. To the extent the we are unable to receive project payments in the early stages of a project, our cash flow would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Capacity Constraints; Dependence on Subcontractors

      We routinely rely on subcontractors to perform a significant portion of our fabrication, erection and project detailing to fulfill projects that we cannot fulfill in-house due to capacity constraints or that are in markets in which we have not established a strong local presence. With respect to these projects, our success depends on our ability to retain and successfully manage these subcontractors. Any difficulty in attracting and retaining qualified subcontractors on terms and conditions favorable to us could have an adverse effect on our ability to complete these projects in a timely and cost effective manner.

Dependence Upon Key Personnel

      Our success depends on the continued services of our senior management and key employees as well as our ability to attract additional members to our management team with experience in the steel fabrication and erection industry. The unexpected loss of the services of any of our management or other key personnel, or our inability to attract new management when necessary, could have a material adverse effect upon our operations.

Union Contracts

      We currently are a party to a number of collective bargaining agreements with various unions representing some of our fabrication and erection employees. These contracts expire or are subject to expiration at various times in the future. Our inability to renew such contracts could result in work stoppages and other labor disturbances, which could disrupt our business and adversely affect our results of operations.

No Assurance of Successful Acquisitions

      In addition to acquisitions we made in 1998 of Addison, Quincy, Six and Bannister, we intend to consider acquisitions of and alliances with other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by us. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that we will be able to consummate such transactions. Further, there can be no assurance that we will be able to integrate successfully any acquired companies into our existing operations, which could increase our operating expenses. Moreover, any acquisition by us may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. Acquisitions involve numerous risks, such as diverting attention of our management from other business concerns, our entrance into markets in which we have had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on our business, financial condition and results of operations.

      The acquisitions of Addison, Quincy, Six, and Bannister have consumed and will continue to consume substantial management attention and resources and will require substantial efforts and entail certain risks in the integration of their operations. There can be no assurance that anticipated cost savings or synergies will be achieved. We will be dependent on the retention and future performance of key officers and employees of Addison, Quincy, Six, and Bannister for day-to-day management and future operating results.

Operating Risks; Litigation

      Construction and heavy steel plate weldments involve a high degree of operational risk. Natural disasters, adverse weather conditions, design, fabrication and erection errors and work environment accidents can cause death or personal injury, property damage and suspension of operations. The occurrence of any of these events could result in loss of revenues, increased costs, and liability to third parties. We are subject to litigation claims in the ordinary course of business, including lawsuits asserting substantial claims. Currently, we do not maintain any reserves for our ongoing litigation. We periodically review the need to maintain a litigation reserve. We maintain risk management, insurance, and safety programs intended to prevent or mitigate losses. There can be no assurance that any of these programs will be adequate or that we will be able to maintain adequate insurance in the future at rates that we consider reasonable.

Potential Environmental Liability

      Our operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect our operations. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although we have not incurred any material environmental related liability in the past and we believe that we are in material compliance with environmental laws, there can be no assurance that we, or entities for which we may be responsible, will not incur such liability in connection with the investigation and remediation of facilities we currently operate (or formerly owned or operated) or other locations in a manner that could materially and adversely affect our operations.

Governmental Regulation

      Many aspects of our operations are subject to governmental regulations in the United States and in other countries in which we operate, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, we are subject to licensure and hold or have applied for licenses in each of the states in the United States in which we operate and in certain local jurisdictions within such states. Although we believe that we are in material compliance with applicable laws and permitting requirements, there can be no assurance that we will be able to maintain this status. Further, we cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

Risks of International Operations

      We currently operate in selected international markets and are seeking to further expand our presence in these markets. Less than 1% of our revenues in 2001, however, were related to projects outside the United States. Our international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although we currently attempt to limit our exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that our international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Forward-Looking Statements

      This Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Among other matters, this Annual Report on Form 10-K includes forward-looking statements relating to our backlog, improvement in gross margins, and anticipated business in future periods. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instrument

      During 2000 and 2001, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments.

Primary Market Risk Exposure

      We are potentially exposed to market risk associated with changes in interest rates primarily as a result of our initial $100.0 million 10  1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $95.5 million Senior Notes. At December 31, 2001, the fair value of the Senior Notes was approximately 95.1% of par or $90.8 million. From January 1, 2001 to December 31, 2001, the Senior Notes had a fair value that was as low as 70.6% of par and as high as 96.5% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 8.	Financial Statements and Supplementary Data

      The Independent Auditors’ Report and Consolidated Financial Statements of Schuff International, including the Notes to such statements, are set forth on pages F-1 through F-26.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have had no disagreements with our independent accountants in regard to accounting and financial disclosure and have not changed our independent accountants during the two most recent fiscal years.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding (i) our directors and executive officers is set forth under the caption “Information Concerning Directors and Executive Officers” and (ii) compliance with Section 16(a) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) and is incorporated by reference into this Form 10-K Report, which will be filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, our 2002 Proxy Statement is not being filed as a part hereof.

Item 11.	Executive Compensation

      Information regarding executive compensation is set forth under the caption “Executive Compensation” in the 2002 Proxy Statement, which information is incorporated herein by reference; provided, however, that the “Report of the Compensation Committee on Executive Compensation” and the “Stock Price Performance Graph” contained in the 2002 Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Transactions and Relationships” in the 2002 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

      (a)(1) Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

      (a)(2) Financial Statement Schedules

The financial statement schedules have been omitted since they are either not applicable or the information required to be set forth therein is contained elsewhere herein.

      (a)(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

2.1	(a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1	(b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1	(c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2		Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3		Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
2.4		Agreement and Plan of Merger by and among Schuff Steel Company, Schuff International, Inc. and Schuff Merger Company dated June 29, 2001(13)
3.1		Certificate of Incorporation of the Registrant
3.2		Bylaws of the Registrant
3.3	(a)	Articles of Incorporation of B& K Steel Fabrications, Inc. (“B&K”)(9)
3.3	(b)	Articles of Amendment of B & K(9)
3.4		Bylaws of B & K(9)
3.5	(a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5	(b)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6		Bylaws of Addison(9)
3.7	(a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7	(b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7	(c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7	(d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7	(e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20,1966(9)
3.7	(f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7	(g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8		Bylaws of Addison Steel(9)
3.9	(a)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9	(b)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10		Bylaws of Quincy(9)
3.11	(a)	Certificate of Incorporation of Schuff Steel Company(1)
3.11	(b)	Certificate of Amendment of Certificate of Incorporation of Schuff Steel Company(1)
3.12		Bylaws of Schuff Steel Company

Exhibit
Number		Description

4.1		Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2		Form of Certificate representing Common Stock(1)
4.3		Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4		Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5		Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1	(a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1	(b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2	(a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2	(b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30, 1995(1)
10.2	(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2	(d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2	(e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2	(f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2	(g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2	(h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2	(i)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2	(j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2	(k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2	(l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2	(m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3	(a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3	(b)	Variable Rate Line of Credit Note and Addendum dated June 30,1995(1)
10.3	(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4		Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.5		Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6		Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number		Description

10.7		Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (1)
10.7.1		Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8		Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9		Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.10		Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11		Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12	(a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12	(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12	(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12	(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13		Form of Indemnity Agreement between the Registrant and its directors(1)
10.14	(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)
10.15	(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15	(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19		Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20	(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20	(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(11)
10.20	(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA(12)
10.20	(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA(12)
10.20	(e)	Modification Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA
10.20	(f)	Security Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA
10.20	(g)	Security Agreement dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA
10.20	(h)	Security Agreement dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA
10.20	(i)	Security Agreement dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA
10.20	(j)	Pledge and Irrevocable Proxy Security Agreement dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA
10.20	(k)	Continuing Guaranty dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA
10.20	(l)	Continuing Guaranty dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA
10.20	(m)	Continuing Guaranty dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA

Exhibit
Number		Description

10.20	(n)	Borrowing Resolution dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA
10.20	(o)	Corporate Resolution of Bannister Steel, Inc. dated September 24, 2001
10.20	(p)	Corporate Resolution of Quincy Joist Company dated September 25, 2001
10.20	(q)	Corporate Resolution of Addison Steel, Inc. dated September 20, 2001
10.20	(r)	Corporate Resolution of Six Industries, dated September 19, 2001
10.20	(s)	Corporate Resolution of Schuff Steel Company, dated September 27, 2001
10.20	(t)	Corporate Resolution of Aitken, Inc., dated September 19, 2001
10.20	(u)	Corporate Resolution of On-Time Steel Management, Inc., dated September 18, 2001
10.20	(v)	Modification Agreement dated March 18,2002 between the Registrant and Wells Fargo Bank, NA
10.21		Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22		Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)
10.22	(a)	Amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated November 12, 2001
10.23		Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)
10.23	(a)	Amendment to the Employment Agreement by and among Quincy Joist Company, Schuff International, Inc. (fka Schuff Steel Company), and Sam Mahdavi, dated November 12, 2001
10.24		Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000(12)
10.25		Amendment to the Employment Agreement by and among Bannister Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Ted F. Rossin, dated November 12, 2001
21.1		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, independent auditors
24.1		Power of Attorney of David A. Schuff
24.2		Power of Attorney of Dennis DeConcini
24.3		Power of Attorney of Edward M. Carson
24.4		Power of Attorney of H. Wilson Sundt
24.5		Power of Attorney of Ted Rossin
24.6		Power of Attorney of Randy J. Eskelson
24.7		Power of Attorney of Sam Mahdavi
24.8		Power of Attorney of Daniel T. Kneifl
24.9		Power of Attorney of Glen S. Davis

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/ A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2001.

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

SCHUFF INTERNATIONAL, INC.,
a Delaware corporation

By:	/s/ SCOTT A. SCHUFF

Scott A. Schuff
President and Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature		Title	Date

/s/ SCOTT A. SCHUFF Scott A. Schuff		President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ MICHAEL R. HILL Michael R. Hill		Vice President and Chief Financial Officer, Secretary, Treasurer and Director (Principal financial and accounting officer)	March 27, 2002

* David A. Schuff		Chairman of the Board of Directors	March 27, 2002

* Dennis DeConcini		Director	March 27, 2002

* Edward M. Carson		Director	March 27, 2002

* H. Wilson Sundt		Director	March 27, 2002

*By:	/s/ MICHAEL R. HILL Michael R. Hill Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Schuff International, Inc.

      We have audited the accompanying consolidated balance sheets of Schuff International, Inc. (formerly known as Schuff Steel Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 15, 2002

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(in thousands, except for
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,586	$11,073
Receivables	60,387	61,862
Income tax receivable	612	—
Costs and recognized earnings in excess of billings on uncompleted contracts	15,293	9,575
Inventories	7,214	11,318
Deferred tax asset	1,692	1,676
Prepaid expenses and other current assets	529	423

Total current assets	90,313	95,927
Property, plant and equipment, net	30,111	29,908
Goodwill, net	46,706	48,871
Other assets	3,971	4,337

	$171,101	$179,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,885	$7,253
Accrued payroll and employee benefits	6,086	4,353
Accrued interest	944	993
Other accrued liabilities	4,353	5,054
Billings in excess of costs and recognized earnings on uncompleted contracts	8,802	12,713
Income taxes payable	—	2,200
Current portion of long-term debt	—	1,231

Total current liabilities	28,070	33,797
Long-term debt, less current portion	95,500	100,159
Deferred income taxes	2,022	2,274
Other liabilities	387	413
Stockholders’ equity:
Preferred stock, $.001 par value — authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value — authorized 20,000,000 shares, 7,262,519 and 7,161,126 shares issued and outstanding in 2001 and 2000, respectively	7	7
Additional paid-in capital	14,989	14,742
Retained earnings	30,126	27,651

Total stockholders’ equity	45,122	42,400

	$171,101	$179,043

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2001	2000	1999

	(in thousands, except per share data)
Revenues	$234,061	$278,095	$236,832
Cost of revenues	188,493	222,521	191,578

Gross profit	45,568	55,574	45,254
General and administrative expenses	29,683	29,770	24,102
Goodwill amortization	2,165	2,165	2,156

Operating income	13,720	23,639	18,996
Interest expense	(10,875)	(11,711)	(11,752)
Other income	1,667	1,105	1,307

Income before taxes	4,512	13,033	8,551
Provision for income taxes	2,037	5,506	3,401

Net income	$2,475	$7,527	$5,150

Net income per share:
Basic	$0.34	$1.06	$0.73

Diluted	$0.33	$1.06	$0.73

Weighted average shares used in computation:
Basic	7,227	7,129	7,046

Diluted	7,394	7,129	7,063

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(in thousands)
Balance at December 31, 1998	7,023	$7	$14,154	$14,974	$29,135
Net income	—	—	—	5,150	5,150
Issuance of common stock	31	—	143	—	143
Issuance of stock awards	8	—	58	—	58
Exercise of stock options	5	—	26	—	26
Amortization of unearned compensation for options issued below market	—	—	38	—	38

Balance at December 31, 1999	7,067	7	14,419	20,124	34,550
Net income	—	—	—	7,527	7,527
Issuance of common stock	83	—	248	—	248
Issuance of stock awards	11	—	47	—	47
Amortization of unearned compensation for options issued below market	—	—	28	—	28

Balance at December 31, 2000	7,161	7	14,742	27,651	42,400
Net income	—	—	—	2,475	2,475
Issuance of common stock	91	—	202	—	202
Issuance of stock awards	9	—	39	—	39
Exercise of stock options	2	—	6	—	6

Balance at December 31, 2001	7,263	$7	$14,989	$30,126	$45,122

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2001	2000	1999

	(in thousands)
Operating Activities
Net income	$2,475	$7,527	$5,150
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,652	6,489	5,689
Gain from extinguishment of debt, net of tax	(90)	—	—
Gain on disposals of property, plant and equipment	(41)	(101)	(30)
Gain on disposal of long-term investment	(107)	—	—
Deferred income taxes	(268)	(468)	73
Loss on write-off of other asset	—	1,842	—
Unearned compensation	—	28	38
Stock awards	39	47	58
Changes in operating assets and liabilities:
Restricted funds on deposit	—	2,710	(136)
Receivables	1,475	(9,894)	(4,658)
Costs and recognized earnings in excess of billings on uncompleted contracts	(5,718)	6,525	(4,239)
Inventories	4,104	(3,704)	(789)
Prepaid expenses and other current assets	(106)	972	(91)
Accounts payable	632	(2,799)	(1,316)
Accrued payroll and employee benefits	1,733	336	65
Accrued interest	(49)	(116)	28
Other accrued liabilities	(701)	1,806	(43)
Billings in excess of costs and recognized earnings on uncompleted contracts	(3,911)	3,849	1,839
Income taxes payable/receivable	(2,872)	2,200	—
Other liabilities	(26)	(20)	30

Net cash provided by operating activities	3,221	17,229	1,668
Investing activities
Acquisitions of property, plant and equipment	(4,360)	(8,508)	(7,718)
Proceeds from disposals of property, plant and equipment	154	204	249
Proceeds from sale of long-term investment	132	—	—
(Increase) decrease in other assets	(228)	325	(1,906)

Net cash used in investing activities	(4,302)	(7,979)	(9,375)
Financing activities
Proceeds from revolving line of credit and long-term debt	1,689	69,742	50,939
Principal payments on revolving line of credit and long-term debt	(7,303)	(74,951)	(52,048)
Proceeds from exercise of stock options and stock purchase plan	208	248	169

Net cash used in financing activities	(5,406)	(4,961)	(940)

(Decrease) increase in cash and cash equivalents	(6,487)	4,289	(8,647)
Cash and cash equivalents at beginning of year	11,073	6,784	15,431

Cash and cash equivalents at end of year	$4,586	$11,073	$6,784

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

2.     Summary of Significant Accounting Policies

     Description of Business

      Schuff International, Inc. and its wholly owned subsidiaries (“Schuff or the Company”) are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas and California. The Company’s construction projects are primarily in Arizona, Nevada, California, Florida, Georgia, Texas, and to a lesser extent, in Mexico and South America.

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the parent Company and all wholly owned subsidiaries. All intercompany transactions have been eliminated for the years ended December 31, 2001, 2000 and 1999.

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

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired in purchase business combinations and is amortized over 25 years on a straight-line basis. The Company assesses the recoverability of goodwill based upon expected future undiscounted cash flows resulting from the acquired businesses. Cumulative amortization of goodwill at December 31, 2001 and 2000 was approximately $7.5 million and $5.3 million, respectively.

Cost of Computer Software Developed or Obtained for Internal Use

      The Company accounts for the costs of computer software developed or obtained for internal use under Statement of Position No. 98-1 (“SOP 98-1”). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. During the year ended December 31, 1999, the Company capitalized approximately $2.2 million of such costs.

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

Revenue and Cost Recognition

      The Company performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of labor hours incurred to date to total estimated labor hours. Revenue recognition begins when progress is sufficient to estimate final results with reasonable accuracy. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the customer has authorized the change, the work is commenced and the Company has made an estimate of the amount that is probable of being paid for the change. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Stock Purchase Plan

      The Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) effective January 1, 1999 whereby eligible employees (as defined) of the Company and its subsidiaries may purchase common stock of the Company through payroll deductions. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Subject to adjustments and final shareholder approval at the annual meeting of stockholders, the total number of shares reserved and available for issuance under the Stock Purchase Plan is 350,000 shares. The purchase price for each share of common stock purchased under the Stock Purchase Plan will equal 85% of the lesser of the fair market value of a share of common stock on the first day of an offering period or on the last day of an offering period. The offering period is defined as the period beginning January 1, 1999 and ending June 30, 1999, and every six month period thereafter, with the second offering period beginning on July 1, 1999 and ending December 31, 1999. During 2001 and 2000, employees of the Company purchased an aggregate of approximately 91,000 and 80,000 shares of common stock for an approximate amount of $202,000 and $248,000, respectively.

     Income Taxes

      The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

     Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, receivables, accounts payable, other accrued liabilities, and debt, excluding the Senior Notes, are carried at amounts that reasonably approximate their fair values at December 31, 2001. The fair value of the Company’s Senior Notes at December 31, 2001 was approximately $90.8 million based upon the open market price.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables. The Company maintains cash and cash equivalents and certain other financial instruments with large financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s customers tend to be larger general contractors on adequately funded projects and the Company has certain lien rights.

     Use of Estimates

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period for long-term contracts.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually.

      The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in income before taxes of $2.2 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Based on preliminary steps the Company has taken to prepare for the adoption of Statement 142, it is likely that a significant portion of the goodwill related to the Southeastern, Southwest and Western segments will be impaired using the impairment test required by Statement 142. The Company currently evaluates goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined the amount of the potential impairment loss.

     Reclassifications

      Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

3.	Receivables and Contracts in Progress

      Receivables consist of the following:

	December 31

	2001	2000

	(in thousands)
Contract receivables:
Contracts in progress	$43,826	$42,709
Unbilled retentions	15,810	18,747

	59,636	61,456
Other receivables	751	406

	$60,387	$61,862

      Substantially all of the Company’s receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, and Texas.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs and recognized earnings in excess of billings on uncompleted contracts at December 31, 2001, and billings in excess of costs and recognized earnings on uncompleted contracts at December 31, 2000, consist of the following:

	December 31

	2001	2000

	(in thousands)
Costs incurred on contracts completed and in progress	$637,399	$584,113
Estimated earnings	125,559	105,152

	762,958	689,265
Less progress billings	756,467	692,403

	$6,491	$(3,138)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$15,293	$9,575
Billings in excess of costs and recognized earnings on uncompleted contracts	(8,802)	(12,713)

	$6,491	$(3,138)

4.     Inventories

      Inventories consist of the following:

	December 31

	2001	2000

	(in thousands)
Raw materials	$6,879	$10,979
Finished goods	335	339

	$7,214	$11,318

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31

	2001	2000

	(in thousands)
Land	$5,676	$5,619
Buildings	11,491	10,605
Machinery and equipment	23,331	20,021
Leasehold improvements	3,119	2,929
Furniture and fixtures	718	492
Transportation equipment	1,780	1,800
Cranes	459	459
Office equipment	1,645	1,483
Detailing equipment	361	390
EDP equipment	3,461	3,213
Construction in progress	372	210

	52,413	47,221
Less accumulated depreciation and amortization	22,302	17,313

	$30,111	$29,908

6.     Long-Term Debt

      Long-term debt consists of the following:

	December 31

	2001	2000

	(in thousands)
Senior notes with interest payable semi-annually at 10.50 percent on June 1 and December 1, maturing in 2008	$95,500	$100,000
Note payable under a stock purchase agreement, payable in annual installments of $1,071,000 each June plus interest at prime less 1.00 percent, maturing in 2001, secured by a $1,071,000 letter of credit	—	1,071
Notes payable to related parties under a stock purchase agreement, payable in annual installments of $159,250 plus interest at 5.73 percent, maturing in 2002	—	319

	95,500	101,390
Less current portion	—	1,231

	$95,500	$100,159

      On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10 1/2% senior notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of certain subsidiaries. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. During 2001, the Company repurchased $4.5 million in principal amount of its 10 1/2% senior notes at a discount on the open market. The Senior Notes contain covenants that, among other things,

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries. See Note 14.

      The Company maintains a $15.0 million credit facility with a bank that matures on June 30, 2003. The credit facility is secured by a first priority, perfected security interest in all assets of the Company and its present and future subsidiaries. The Company will be eligible for reductions in the interest rates on the credit facility if the Company achieves certain performance targets based upon certain financial ratios, as defined. At December 31, 2001, there was approximately $14.0 million of credit available under the credit facility for borrowings, which has been reduced by approximately $1.0 million of outstanding letters of credit under which the Company is committed. The weighted average interest rate on the revolving line of credit was approximately 6.25 and 10.33 percent, respectively, at December 31, 2001 and 2000.

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

      During the first quarter of 2002, the Company amended its credit facility, modifying the fourth quarter 2001 covenant compliance and amending the current covenants. New maximum levels were established for the leverage ratio covenant along with new minimum levels for the EBITDA and fixed charge coverage ratio. Two additional covenants were added which restrict the credit facility availability to $5.0 million and prohibit any repurchase of the Senior Notes until the 12-month EBITDA exceeds $25.0 million.

      Annual principal amounts of long-term debt maturing subsequent to December 31, 2001 are: 2002 — $0, 2003 — $0, 2004 — $0, 2005 — $0, 2006 — $0 and thereafter — $95,500,000. The Company made interest payments of approximately $10,510,000, $11,321,000, and $11,218,000 for the years ended December 31, 2001, 2000 and 1999, respectively, on its long-term debt.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      Deferred tax assets and liabilities are composed of the following:

	December 31, 2001		December 31, 2000

	Current	Long-Term	Current	Long-Term

	(in thousands)
Deferred tax assets:
Vacation accrual	$480	$—	$576	$—
Accrued liabilities	354	—	580	—
Deferred rents payable	—	155	—	165
Basis in software development costs	—	107	—	147
Revenue recognition on contracts in progress	65	—	407	—
Accrued stock option buyback	665	—	—	—
Other	128	72	113	42

	1,692	334	1,676	354
Deferred tax liabilities:
Property, plant and equipment basis difference	—	713	—	721
Accelerated depreciation	—	1,619	—	1,882
Other	—	24	—	25

	—	2,356	—	2,628

Net deferred tax assets (liabilities)	$1,692	$(2,022)	$1,676	$(2,274)

      Significant components of the income tax expense (benefit) are as follows:

	Year Ended December 31

	2001	2000	1999

	(in thousands)
Current:
Federal	$2,033	$4,974	$2,632
State	272	1,000	696

	2,305	5,974	3,328
Deferred:
Federal	(219)	(509)	191
State	(49)	41	(118)

	(268)	(468)	73

	$2,037	$5,506	$3,401

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes is as follows:

	Year Ended December 31

	2001	2000	1999

	(in thousands)
Tax at U.S. federal statutory rates	$1,529	$4,471	$2,907
State income taxes, net of federal tax benefit	309	684	415
Amortization of goodwill	736	743	838
Research and experimentation credits	(600)	(375)	(739)
Other	63	(17)	(20)

	$2,037	$5,506	$3,401

      Total income tax payments for the year ended December 31, 2001 and 2000 were approximately $4,377,000 and $3,897,000, respectively. At December 31, 2001, the Company had approximately $721,000 of state net operating loss carry-forwards which begin expiring in 2005.

8.     Employee Retirement Plans

      The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $233,000, $239,000, and $197,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Certain of the Company’s fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,074,000, $1,347,000 and $1,648,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

      The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

      On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 2001, the Company is required to contribute 60 cents to the plan (compared to 55 cents in 2000 and 50 cents in 1999) for each hour worked in the preceding month by each plan participant. The Company has also agreed to increase its hourly contribution by five cents per participant annually through the year 2002. The Company’s funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $338,000, $318,000 and $276,000 during the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, respectively, there were no significant due and unpaid amounts related to the employee pension plan.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31

	2001	2000	1999

	(in thousands except
	per share data)
Numerator:
Net income	$2,475	$7,527	$5,150

Denominator for basic net income per share — weighted average shares	7,227	7,129	7,046
Effect of dilutive securities:
Employee and director stock options	167	—	17

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	7,394	7,129	7,063

Net income per share:
Basic	$0.34	$1.06	$0.73

Diluted	$0.33	$1.06	$0.73

      Options to purchase 765,000 shares of common stock at prices ranging from $4.35 to $13.75 were outstanding during 2001 but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stock Options

      The Company established a qualified stock option plan (“Plan”) effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company’s Board of Directors. A summary of activity under the Plan is as follows:

		Outstanding Options

			Weighted
	Shares		Average
	Available		Exercise
	Under Grant	Number	Price

Balance at December 31, 1998	824,000	753,580	$9.51
Granted	(659,133)	659,133	7.09
Exercised	—	(5,200)	5.00
Canceled	219,650	(219,650)	8.97

Balance at December 31, 1999	384,517	1,187,863	8.29
Authorized	700,000	—	—
Granted	(1,026,760)	1,026,760	3.37
Canceled	311,595	(311,595)	7.11

Balance at December 31, 2000	369,352	1,903,028	5.83
Authorized	500,000	—	—
Granted	(818,260)	818,260	4.35
Exercised	—	(1,900)	3.38
Canceled	1,685,213	(1,685,213)	4.89

Balance at December 31, 2001	1,736,305	1,034,175	$6.19

Exercisable at December 31, 2001		354,247

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Price	Number	Life	Exercise Price	Number	Exercise Price

$ 2.81 – $ 4.35	520,695	8.68	$3.85	54,427	$3.40
$ 5.00 – $ 6.25	135,880	5.23	$5.03	104,780	$5.02
$ 7.00 – $ 8.00	224,600	6.98	$7.18	102,840	$7.24
$10.13 – $13.75	153,000	6.27	$13.73	92,200	$13.71

	1,034,175			354,247

      The Company’s 1997 Stock Option Plan has authorized the grant of options to acquire up to 2,800,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the year ended December 31, 2001 and 2000 was $4.35 and $3.37, respectively.

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

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pro forma information regarding net income and pro forma earnings per share are required by SFAS No. 123, and have been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31

	2001	2000	1999

Expected life of award	5 years	5 years	5 years
Volatility	.7104	.685	.739
Risk-free interest rate	4.50 percent	6.12 percent	6.36 percent
Expected dividends yield	0 percent	0 percent	0 percent

      Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option’s vesting period and the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below:

	Year Ended December 31

	2001	2000	1999

	(in thousands)
Net income as reported	$2,475	$7,527	$5,150
Pro forma net income including SFAS No. 123 expense	$2,475	$6,962	$4,480
Pro forma earnings per share including SFAS No 123 expense
Basic	$0.34	$0.98	$0.64
Diluted	$0.33	$0.98	$0.63

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

      Rent expense under the related party leases totaled approximately $1,072,000, $1,086,000 and $1,035,000 for the year ended December 31, 2001, 2000 and 1999, respectively.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $482,000, $586,000 and $511,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 2001, are as follows:

(In thousands)
2002	$1,416
2003	1,267
2004	1,171
2005	1,161
2006	1,144
Thereafter	11,254

$17,413

12.     Commitments and Contingencies

      During 2001, the Company issued a $634,000 letter of credit, in addition to the $356,000 letter of credit previously issued, under its $15.0 million credit facility for the benefit of the Company’s workers’ compensation insurance provider. The letters of credit automatically renew every 12 months.

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while under the employ of the Company. The Company does not believe there are any such contingencies at December 31, 2001 for which the eventual outcome would have a material adverse impact on the results of operations or liquidity of the Company.

      During 1998, the Company filed a claim in the Superior Court of the State of Arizona for the County of Maricopa against the Arizona Professional Baseball Team Limited Partnership and related parties for approximately $8.6 million for additional reimbursement for work the Company believes was billable under the terms of the related contract with respect to changes made in completing certain aspects of the Bank One Ballpark project. The Company’s claim was filed with that of the general contractor of the project, Perini/ Tutor-Saliba, along with several other project subcontractors. The Company has incurred and expensed substantially all of the costs related to this claim. On October 4, 2000, the Company reached a mediated settlement with the Arizona Professional Baseball Team Limited Partnership and related parties with respect to this claim. The Company received an initial payment of approximately $2.4 million and received a second and final payment in the second quarter of 2001 of approximately $525,000.

      On March 9, 2001, the Company filed a claim in the Superior Court of the State of California for the County of Orange against the Hyperion Theatre project recently completed by the Company for Disney’s California Adventure and Bernards Bros. Construction, the general contractor on the project. The Company claimed it was owed approximately $2.3 million for the unpaid contract balance, additional steel provided and work performed in the erection of structural steel on the project and damages for breach of contract and delay of work. The Company incurred and expensed all of the costs related to this claim. A confidential settlement was reached and payment was received in the fourth quarter of 2001.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against the Company’s subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1,100,000 of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputes liability and claims that Clark Construction and its subcontractors delayed the project and are not entitled to any additional monies. The Company believes it is entitled to payment of Addison’s claim and does not believe that it is liable under any potential counterclaim.

13.     Segment Reporting and Significant Customers

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company makes key financial decisions based on certain operating results of its subsidiaries. Segment information as reviewed by the Company is as follows:

	Year Ended December 31, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$31,644	$99,691	$16,767	$85,959	$234,061
Revenues from other segments	—	690	71	5,733	6,494
Gross profit	5,545	12,823	4,385	22,815	45,568
Interest expense	1,909	2,868	1,647	5,283	11,707
Depreciation and amortization	771	1,966	762	3,153	6,652
Operating income, excluding goodwill amortization	3,214	801	1,770	10,100	15,885
Total assets	27,333	73,516	21,335	84,033	206,217

	Year Ended December 31, 2000

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$35,450	$131,095	$13,977	$97,573	$278,095
Revenues from other segments	—	3,578	2,320	7,293	13,191
Gross profit	4,909	23,032	3,494	24,139	55,574
Interest expense	1,804	3,166	1,693	5,363	12,026
Depreciation and amortization	678	2,009	786	3,016	6,489
Operating income, excluding goodwill amortization	2,763	8,305	1,005	13,731	25,804
Total assets	29,737	76,235	23,733	83,983	213,688

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1999

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$31,280	$97,642	$23,451	$84,459	$236,832
Revenues from other segments	—	4,194	2,701	5,450	12,345
Gross profit	5,593	11,115	4,946	23,600	45,254
Interest expense	1,796	2,978	1,761	5,445	11,980
Depreciation and amortization	623	1,855	724	2,487	5,689
Operating income, excluding goodwill amortization	3,329	482	2,402	14,939	21,152
Total assets	27,454	74,359	24,752	77,689	204,254

	2001	2000	1999

	(in thousands)
Reconciliation of Revenues
Total external revenues for reportable segments	$234,061	$278,095	$236,832
Intersegment revenues for reportable segments	6,494	13,191	12,345
Elimination of intersegment revenues	(6,494)	(13,191)	(12,345)

Total consolidated revenues	$234,061	$278,095	$236,832

	2001	1999	1998

	(in thousands)
Reconciliation of Interest Expense
Total interest expense for reportable segments	$11,707	$12,026	$11,980
Elimination of intersegment interest expense	(832)	(315)	(228)

Total consolidated interest expense	$10,875	$11,711	$11,752

	2001	2000	1999

	(in thousands)
Reconciliation of Total Assets
Total assets for reportable segments	$206,217	$213,688	$204,254
Elimination of intercompany receivables	(21,989)	(21,398)	(19,729)
Elimination of investment in subsidiaries	(13,447)	(13,461)	(13,475)
Other adjustments	320	214	313

Total consolidated assets	$171,101	$179,043	$171,363

      All Company segments derive revenues from steel fabrication and erection activities. All intersegment revenues and expenses are eliminated during consolidation.

      During 2001 and 1999, the Company did not have revenues from any one customer that were in excess of 10 percent. During 2000, the Company had revenues from one customer that approximated 12 percent of total revenues.

      During the years ended December 31, 2001, 2000 and 1999, the Company’s revenues included approximately $235,000, $256,000 and $998,000, respectively, relating to projects carried out internationally for which there were no outstanding amounts in accounts receivable at December 31, 2001 and 2000.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the year ended December 31, 2001, certain operations of the Company were segregated into a wholly-owned guarantor subsidiary of the Company. As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned guarantor subsidiaries are not comparable on a period-to-period basis.

      The condensed consolidating financial information for the parent and its subsidiary guarantors as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 is as follows:

	December 31, 2001

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)
Cash and cash equivalents	$5,396	$(810)	$—	$4,586
Receivables	1	61,086	(700)	60,387
Property and equipment, net	8	30,103	—	30,111
Goodwill, net	—	46,401	305	46,706
Other assets	18,998	45,032	(34,719)	29,311

Total assets	$24,403	$181,812	$(35,114)	$171,101

Current liabilities	$13,906	$36,136	$(21,972)	$28,070
Long-term debt, less current portion	(4,500)	100,000	—	95,500
Other non-current liabilities	—	2,409	—	2,409

Total liabilities	9,406	138,545	(21,972)	125,979
Stockholders’ equity	14,997	43,267	(13,142)	45,122

Total liabilities and stockholders’ equity	$24,403	$181,812	$(35,114)	$171,101

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)
Cash and cash equivalents	$8,248	$2,825	$—	$11,073
Receivables	34,081	29,226	(1,445)	61,862
Property and equipment, net	8,208	21,700	—	29,908
Goodwill, net	—	48,553	318	48,871
Other assets	25,698	35,150	(33,519)	27,329

Total assets	$76,235	$137,454	$(34,646)	$179,043

Current liabilities	$27,417	$27,884	$(21,504)	$33,797
Long-term debt, less current portion	21,487	78,672	—	100,159
Other non-current liabilities	1,171	1,516	—	2,687

Total liabilities	50,075	108,072	(21,504)	136,643
Stockholders’ equity	26,160	29,382	(13,142)	42,400

Total liabilities and stockholders’ equity	$76,235	$137,454	$(34,646)	$179,043

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)
Revenues	$—	$240,555	$(6,494)	$234,061
Cost of revenues	—	194,987	(6,494)	188,493

Gross profit	—	45,568	—	45,568
General and administrative expenses	484	29,199	—	29,683
Goodwill amortization	—	2,165	—	2,165

Operating income	(484)	14,204	—	13,720
Interest expense	(65)	(11,642)	832	(10,875)
Other income	558	1,941	(832)	1,667

Income before taxes	9	4,503	—	4,512
Provision for income taxes	8	2,029	—	2,037

Net income	$1	$2,474	$—	$2,475

Operating activities, net	$6,934	$(3,713)	$—	$3,221
Investing activities:
Acquisitions of property, plant and equipment	(8)	(4,352)	—	(4,360)
Proceeds from disposals of property, plant and equipment	—	154	—	154
Other	(12,272)	12,176	—	(96)

	(12,280)	7,978	—	(4,302)
Financing activities
Proceeds from revolving line of credit and long-term debt	1,689	—	—	1,689
Principal payments on revolving line of credit and long-term debt	(5,913)	(1,390)	—	(7,303)
Other	14,967	(14,759)	—	208

	10,743	(16,149)	—	(5,406)

Increase (decrease) in cash and cash equivalents	$5,397	$(11,884)	$—	$(6,487)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)
Revenues	$134,673	$156,613	$(13,191)	$278,095
Cost of revenues	111,640	124,072	(13,191)	222,521

Gross profit	23,033	32,541	—	55,574
General and administrative expenses	14,728	15,042	—	29,770
Goodwill amortization	—	2,165	—	2,165

Operating income	8,305	15,334	—	23,639
Interest expense	(3,166)	(8,860)	315	(11,711)
Other income	458	962	(315)	1,105

Income before taxes	5,597	7,436	—	13,033
Provision for income taxes	1,985	3,521	—	5,506

Net income	$3,612	$3,915	$—	$7,527

Operating activities, net	$14,498	$2,712	$19	$17,229
Investing activities:
Acquisitions of property, plant and equipment	(2,113)	(6,395)	—	(8,508)
Proceeds from disposals of property, plant and equipment	114	90	—	204
Other	125	219	(19)	325

	(1,874)	(6,086)	(19)	(7,979)
Financing activities:
Proceeds from revolving line of credit and long-term debt	69,742	—	—	69,742
Principal payments on revolving line of credit and long-term debt	(72,630)	(2,321)	—	(74,951)
Other	248	—	—	248

	(2,640)	(2.321)	—	(4,961)

Increase (decrease) in cash and cash equivalents	$9,984	$(5,695)	$—	$4,289

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 1999

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(in thousands)
Revenues	$101,836	$147,341	$(12,345)	$236,832
Cost of revenues	90,721	113,202	(12,345)	191,578

Gross profit	11,115	34,139	—	45,254
General and administrative expenses	10,634	13,468	—	24,102
Goodwill amortization	—	2,156	—	2,156

Operating income	481	18,515	—	18,996
Interest expense	(2,978)	(9,002)	228	(11,752)
Other income	549	1,004	(246)	1,307

Income before taxes	(1,948)	10,517	(18)	8,551
Provision for income taxes	(1,159)	4,560	—	3,401

Net income	$(789)	$5,957	$(18)	$5,150

Operating activities, net	$(5,172)	$6,840	$—	$1,668
Investing activities:
Acquisitions of property, plant and equipment	(2,084)	(5,636)	2	(7,718)
Proceeds from disposals of property, plant and equipment	4	245	—	249
Other	(2,146)	137	103	(1,906)

	(4,226)	(5,254)	105	(9,375)
Financing activities:
Proceeds from revolving line of credit and long-term debt	45,251	5,688	—	50,939
Principal payments on revolving line of credit and long-term debt	(49,752)	(2,296)	—	(52,048)
Other	169	—	—	169

	(4,332)	3,392	—	(940)
Increase (decrease) in cash and cash equivalents	$(13,730)	$4,978	$105	$(8,647)

      The Company has no other subsidiaries other than the Subsidiary Guarantors. The Subsidiary Guarantors’ net income also includes goodwill amortization and interest expense, net of tax benefits, allocated from the Company to reflect the amount of long-term debt used and goodwill generated in the acquisitions.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Quarterly Results of Operations (Unaudited)

      A summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 follows (in thousands, except for per share amounts):

	Fiscal Year 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$59,680	$56,956	$62,869	$54,556
Gross profit	13,051	12,479	12,274	7,764
Net income (loss)	1,820	1,969	1,549	(2,863)
Net income (loss) per share:
Basic	$0.25	$0.27	$0.21	$(0.39)
Diluted	$0.25	$0.26	$0.20	$(0.39)
Weighted average number of shares outstanding:
Basic	7,204	7,209	7,236	7,261
Diluted	7,310	7,657	7,638	7,261

	Fiscal Year 2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$62,940	$71,494	$72,318	$71,343
Gross profit	12,414	13,744	14,056	15,360
Net income	1,534	2,055	1,934	2,004
Net income per share:
Basic	$0.22	$0.29	$0.27	$0.28
Diluted	$0.22	$0.29	$0.27	$0.28
Weighted average number of shares outstanding:
Basic	7,089	7,115	7,152	7,159
Diluted	7,111	7,115	7,152	7,159

      The 2001 and 2000 quarterly results for basic and diluted net income (loss) per share, when totaled, may not equal the basic and diluted net income per share for the years ended December 31, 2001 and 2000. These variances are due to rounding and certain options being antidilutive for certain quarters but not for the year.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.1(c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc.(5)
2.2	Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc.(6)
2.3	Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc.(7)
2.4	Agreement and Plan of Merger by and among Schuff Steel Company, Schuff International, Inc. and Schuff Merger Company dated June 29, 2001(13)
3.1	Certificate of Incorporation of the Registrant
3.2	Bylaws of the Registrant
3.3(a)	Articles of Incorporation of B& K Steel Fabrications, Inc. (“B&K Steel”)(9)
3.3(b)	Articles of Amendment of B & K(9)
3.4	Bylaws of B & K(9)
3.5(a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”)(9)
3.5(b)	Articles of Amendment to the Articles of Incorporation of Addison(9)
3.6	Bylaws of Addison(9)
3.7(a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”)(9)
3.7(b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960(9)
3.7(c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961(9)
3.7(d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962(9)
3.7(e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20,1966(9)
3.7(f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968(9)
3.7(g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981(7)
3.8	Bylaws of Addison Steel(9)
3.9(a)	Articles of Incorporation of Quincy Joist Company (“Quincy”)(9)
3.9(b)	Articles of Amendment to the Articles of Incorporation of Quincy(9)
3.10	Bylaws of Quincy(9)
3.11(a)	Certificate of Incorporation of Schuff Steel Company(1)
3.11(b)	Certificate of Amendment of Certificate of Incorporation of Schuff Steel Company(1)
3.12	Bylaws of Schuff Steel Company
4.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)

Exhibit
Number	Description

4.2	Form of Certificate representing Common Stock(1)
4.3	Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(5)
4.4	Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
4.5	Form of 10 1/2% Senior Note due June 1, 2008(9)
10.1(a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.1(b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996(1)
10.2(a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.2(b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30,1995(1)
10.2(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.2(d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA(1)
10.2(e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA(1)
10.2(f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA(1)
10.2(h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA(2)
10.2(i)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA(2)
10.2(j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona(2)
10.2(k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona(2)
10.2(l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona(2)
10.2(m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA(2)
10.3(a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA(1)
10.3(b)	Variable Rate Line of Credit Note and Addendum dated June 30,1995(1)
10.3(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.4	Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA(1)
10.5	Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA(1)
10.6	Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA(1)

Exhibit
Number	Description

10.7	Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(1)
10.7.1	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(3)
10.8	Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.9	Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.10	Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.11	Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan(1)*
10.12(a)	Schuff Steel Company 1997 Stock Option Plan(1)*
10.12(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(8)*
10.12(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.12(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.13	Form of Indemnity Agreement between the Registrant and its directors(1)
10.14(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership(2)
10.15(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.15(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA(4)
10.19	Schuff Steel Company 1998 Director Compensation Plan(9)*
10.20(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA(6)
10.20(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA(11)
10.20(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA(12)
10.20(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA(12)
10.20(e)	Modification Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA
10.20(f)	Security Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA
10.20(g)	Security Agreement dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA
10.20(h)	Security Agreement dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA
10.20(i)	Security Agreement dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA
10.20(j)	Pledge and Irrevocable Proxy Security Agreement dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA
10.20(k)	Continuing Guaranty dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA
10.20(l)	Continuing Guaranty dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA
10.20(m)	Continuing Guaranty dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA

Exhibit
Number	Description

10.20(n)	Borrowing Resolution dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA
10.20(o)	Corporate Resolution of Bannister Steel, Inc. dated September 24, 2001
10.20(p)	Corporate Resolution of Quincy Joist Company dated September 25, 2001
10.20(q)	Corporate Resolution of Addison Steel, Inc. dated September 20, 2001
10.20(r)	Corporate Resolution of Six Industries, dated September 19, 2001
10.20(s)	Corporate Resolution of Schuff Steel Company, dated September 27, 2001
10.20(t)	Corporate Resolution of Aitken, Inc., dated September 19, 2001
10.20(u)	Corporate Resolution of On-Time Steel Management, Inc., dated September 18, 2001
10.20(v)	Modification Agreement dated March 18,2002 between the Registrant and Wells Fargo Bank, NA
10.21	Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(5)
10.22	Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998(10)
10.22(a)	Amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated November 12, 2001
10.23	Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998(10)
10.23(a)	Amendment to the Employment Agreement by and among Quincy Joist Company, Schuff International, Inc. (fka Schuff Steel Company), and Sam Mahdavi, dated November 12, 2001
10.24	Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000(12)
10.25	Amendment to the Employment Agreement by and among Bannister Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Ted F. Rossin, dated November 12, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of Attorney of David A. Schuff
24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney of H. Wilson Sundt
24.5	Power of Attorney of Ted Rossin
24.6	Power of Attorney of Randy J. Eskelson
24.7	Power of Attorney of Sam Mahdavi
24.8	Power of Attorney of Daniel T. Kneifl
24.9	Power of Attorney of Glen S. Davis

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/ A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2001.