Form 10-Q
period 2002-03-31
SCHUFF INTERNATIONAL INC
filed 2002-04-29
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-22715

SCHUFF INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	86-1033353 (I.R.S. Employer Identification No.)

1841 W. Buchanan St. Phoenix, Arizona (Address of Principal Executive Offices)	85007 (Zip Code)

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

Yes         No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of April 19, 2002, there were 7,278,577 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2002 (unaudited) and December 31, 2001	1

	Condensed Consolidated Statements of Operations (unaudited) – Three Months Ended March 31, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) – Three Months Ended March 31, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements (unaudited) – March 31, 2002	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2002	2001

	(Unaudited)	(Note 1)
	(in thousands)
Assets

Current assets:

Cash and cash equivalents	$13,741	$4,586

Receivables	56,773	60,387

Income tax receivable	—	612

Costs and recognized earnings in excess of billings on uncompleted contracts	12,781	15,293

Inventories	6,792	7,214

Deferred tax asset	1,692	1,692

Prepaid expenses and other current assets	372	529

Total current assets	92,151	90,313

Property and equipment, net	29,240	30,111

Goodwill, net	17,115	46,706

Other assets	3,845	3,971

	$142,351	$171,101

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$6,909	$7,885

Accrued payroll and employee benefits	4,472	6,086

Accrued interest	3,468	944

Other accrued liabilities	4,540	4,353

Billings in excess of costs and recognized earnings on uncompleted contracts	8,554	8,802

Income taxes payable	827	—

Total current liabilities	28,770	28,070

Long-term debt	95,500	95,500

Deferred income taxes	2,022	2,022

Other liabilities	381	387

Stockholders’ equity:

Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—

Common stock, $.001 par value – 20,000,000 shares authorized; 7,316,377 and 7,262,519 issued and 7,288,277 and 7,262,519 outstanding, respectively	7	7

Additional paid-in capital	15,126	14,989

Retained earnings	626	30,126

Treasury stock, at cost	(81)	—

Total stockholders’ equity	15,678	45,122

	$142,351	$171,101

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31

	2002	2001

	(in thousands, except per share data)
Revenues	$51,096	$59,680

Cost of revenues	42,818	47,260

Gross profit	8,278	12,420

General and administrative expenses	5,769	6,564

Goodwill amortization	—	541

Operating income	2,509	5,315

Interest expense	(2,621)	(2,794)

Other income	152	603

Income before income tax provision and the cumulative effect of a change in accounting principle	40	3,124

Income tax (benefit) provision	(51)	1,304

Income before the cumulative effect of a change in accounting principle	91	1,820

Cumulative effect of a change in accounting principle	(29,591)	—

Net (loss) income	$(29,500)	$1,820

Basic (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.25

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.25

Diluted (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.25

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.25

Weighted average shares used in computation:

Basic	7,263	7,204

Diluted	7,263	7,310

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31

	2002	2001

	(in thousands)
Operating activities

Net (loss) income	$(29,500)	$1,820

Adjustment to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	1,132	1,668

Cumulative effect of a change in accounting principle	29,591	—

Gain from extinguishment of debt, net of tax	—	(110)

Gain on disposal of property and equipment	(84)	(116)

Stock awards	39	10

Changes in operating assets and liabilities:

Receivables	3,614	9,631

Costs and recognized earnings in excess of billings on uncompleted contracts	2,512	(2,129)

Inventories	422	(619)

Prepaid expenses and other assets	157	205

Accounts payable	(976)	(4,030)

Accrued payroll and employee benefits	(1,614)	14

Accrued interest	2,524	2,560

Other accrued liabilities	188	376

Billings in excess of costs and recognized earnings on uncompleted contracts	(248)	(5,052)

Income taxes receivable/payable	1,439	(413)

Other liabilities	(6)	(6)

Net cash provided by operating activities	9,190	3,809

Investing activities

Acquisitions of property and equipment	(192)	(2,346)

Proceeds from disposals of property and equipment	110	142

Decrease in other assets	30	20

Net cash used in investing activities	(52)	(2,184)

Financing activities

Principal payments on revolving line of credit and long-term debt	—	(1,919)

Purchase of treasury stock at cost	(81)	—

Proceeds from the issuance of common stock	98	100

Net cash provided by (used in) financing activities	17	(1,819)

Increase (decrease) in cash and cash equivalents	9,155	(194)

Cash and cash equivalents at beginning of period	4,586	11,073

Cash and cash equivalents at end of period	$13,741	$10,879

See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2002

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Reclassifications

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

3.     New Accounting Pronouncement

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

4.     Receivables

Receivables consist of the following at:

	March 31	December 31
	2002	2001

	(in thousands)
Contract receivables:

Contracts in progress	$39,929	$43,826

Unbilled retentions	16,007	15,810

	55,936	59,636

Other receivables	837	751

	$56,773	$60,387

5.     Inventories

Inventories consist of the following at:

	March 31	December 31
	2002	2001

	(in thousands)
Raw materials	$6,711	$6,879

Finished goods	81	335

	$6,792	$7,214

6.     Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended
	March 31

	2002	2001

	(in thousands, except per share data)
Numerator:

Income before the cumulative effect of a change in accounting principle	$91	$1,820

Cumulative effect of a change in accounting principle	(29,591)	—

Net (loss) income	$(29,500)	$1,820

Denominator:

Weighted average shares	7,263	7,204

Denominator for basic net (loss) income per share	7,263	7,204

Effect of dilutive securities:

Employee and director stock options	—	106

Denominator for diluted net (loss) income per share – adjusted weighted average shares and assumed conversions	7,263	7,310

Basic (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.25

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.25

Diluted (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.25

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.25

7.     Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

In connection with adopting this standard as of January 1, 2002, during the first quarter the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from declining near term results given current economic conditions in the Western US, Southwest and Southeastern US segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both an income and market multiple approach. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

The following table presents the pro forma financial results for the quarters ended March 31, 2002 and 2001, respectively, on a basis consistent with the new accounting principle:

	Three months ended
	March 31

	2002	2001

Reported income before cumulative effect of a change in accounting principle	$91	$1,820

Add back goodwill amortization	—	541

Adjusted income before cumulative effect of a change in accounting principle	91	2,361

Cumulative effect of a change in accounting principle	(29,591)	—

Adjusted net (loss) income	$(29,500)	$2,361

Basic (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.33

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.33

Diluted (loss) income per share:

Income per share before the cumulative effect of a change in accounting principle	$0.01	$0.32

Cumulative effect per share of a change in accounting principle	(4.07)	—

Net (loss) income per share	$(4.06)	$0.32

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

	Western		Southeastern
	US	Southwest	US	Total

	(in thousands)
Balance at December 31, 2001	$11,233	$11,937	$23,536	$46,706

Transitional impairment charge	8,924	8,569	12,098	29,591

Balance at March 31, 2002	$2,309	$3,368	$11,438	$17,115

8.     Gain on Extinguishment of Debt

The Company recognized a gain of $183,000 (included in other income) and related income tax expense of $73,000 during the three months ended March 31, 2001 due to the repayment of $2.0 million of the Company’s 10-1/2% Senior Notes at a 12% discount, net of the write-off of related unamortized debt issue costs. This gain, net of tax, increased both basic and diluted earnings per share by $0.02.

9.     Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the quarter ended March 31, 2002 nor were there any material changes to the contingencies existing at December 31, 2001, as listed in the Company’s 10-K, for which the eventual outcome could have a material adverse impact on the Company.

10.     Segment Information

	Three Months Ended March 31, 2002

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$7,984	$19,459	$4,207	$19,446	$51,096

Intersegment revenues	—	923	10	1,274	2,207

Operating income (loss)	585	160	(66)	1,830	2,509

	Three Months Ended March 31, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$7,963	$25,196	$2,325	$24,196	$59,680

Intersegment revenues	—	30	—	1,398	1,428

Operating income, excluding goodwill amortization	579	1,397	8	3,872	5,856

A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

	Three Months Ended
	March 31

	2002	2001

	(in thousands)
Total operating income, excluding goodwill amortization for reportable segments	$2,509	$5,856

Goodwill amortization	—	(541)

Interest expense	(2,621)	(2,794)

Other income	152	603

Income before income taxes	$40	$3,124

11.     Comprehensive Income

Total comprehensive income for the three months ended March 31, 2002 and 2001 equaled net income for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Overview

During the third and fourth quarters of 2001 and continuing into the first quarter of 2002, the commercial construction industry experienced a dramatic downturn as a result of macroeconomic conditions and the terrorist attacks of September 11, 2001. These factors resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. The net results were lower revenues and depressed gross margins across all of our business units and in projects both large and small.

Revenues

Revenues decreased by 14.4 percent to $51.1 million for the three months ended March 31, 2002 from $59.7 million for the three months ended March 31, 2001. The average revenues for our ten largest revenue generating projects in the three month period ended March 31, 2002 were $1.6 million versus $2.1 million in the three month period ended March 31, 2001. The decrease in revenues and average revenues was the result of the continuing downturn of the commercial construction industry, as described above.

Gross Profit

Gross profit decreased by 33.3 percent to $8.3 million for the three month period ended March 31, 2002 from $12.4 million for the three month period ended March 31, 2001 due primarily to the 14.4% decrease in revenues coupled with the decrease in gross profit percentage. As a percentage of revenues, gross profit decreased to 16.2 percent for the three month period ended March 31, 2002, from 20.8 percent for the three month period ended March 31, 2001. The decrease in gross profit as a percentage of revenues was primarily due to the aforementioned continuing downturn in the commercial construction industry during the first quarter of 2002. During the quarter ended March 31, 2002, costs associated with the project management department at our Pacific Southwest segment were charged directly to projects and were therefore included in the cost of revenues for the quarter. In order to conform with the 2002 presentation, $631,000 of project management costs for the Pacific Southwest segment were reclassified from general and administrative expenses to cost of revenues in the quarter ended March 31, 2001.

General and Administrative Expenses

General and administrative expenses decreased by 12.1 percent to $5.8 million for the three months ended March 31, 2002 from $6.6 million for the three months ended March 31, 2001. The decrease in 2002 was largely attributable to our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues increased to 11.3 percent for the three months ended March 31, 2002 from 11.0 percent for the three months ended March 31, 2001. The increase was primarily the result of decreased revenues in 2002.

Interest Expense

Interest expense decreased to $2.6 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001. The decrease in interest expense is due to the reduction of long term debt during 2001. Interest expense is primarily attributable to our remaining $95.5 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $152,000 for the three months ended March 31, 2002 from $603,000 for the three months ended March 31, 2001. The decrease was primarily due to the $183,000 gain on the extinguishment of debt and the $107,000 gain on the sale of a long-term investment, which both occurred in 2001 but not in 2002.

Income Tax Provision

The income tax benefit was $51,000, which reflects a (127.5) percent effective tax rate, for the three months ended March 31, 2002. The effective tax rate was lower than the federal statutory rates primarily because of the available federal and state research and development tax credits. The income tax expense was $1.3 million, or a 41.7 percent effective tax rate, for the three months ended March 31, 2001. The effective tax rate was higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 142 during the quarter ended March 31, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the quarter ended March 31, 2002 and incurred a noncash transitional impairment charge of $29.6 million.

Backlog

Backlog decreased 2.4 percent to $157.5 million at March 31, 2002 from $161.3 million at December 31, 2001. The decrease in backlog compared to December 31, 2001 was the result of work being performed on the projects in backlog at December 31, 2001 and the decreased availability of projects to bid due to the continuing economic downturn. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. At March 31, 2002, we had working capital of approximately $63.4 million and no borrowings under our credit facility. Our $15 million credit facility is currently restricted to $5 million until our rolling 12-month EBITDA (i.e., Earnings Before Interest, Taxes, Depreciation and Amortization) exceeds $25 million. At March 31, 2002, there was approximately $4.0 million of credit available under the credit facility for borrowings, which is net of approximately $1.0 million of outstanding letters of credit under which we are committed. We believe that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near-term operating needs.

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

The credit facility also requires that we maintain specified leverage ratios, fixed charge coverage ratios, a specified minimum EBITDA and specified maximum maintenance capital expenditures. The credit facility also contains other covenants that, among other things, limit our ability to pay cash dividends or make other distributions, change our business, merge, consolidate or dispose of material portions of our assets.

The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of our bank.

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $9.2 million and $3.8 million in the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $3.6 million decrease in accounts receivable, $2.5 million decrease in costs in excess of billings and estimated earnings on uncompleted contracts and $2.5 million increase in accrued interest offset by a $1.0 million decrease in accounts payable and a $248,000 decrease in billings in excess of costs and estimated earnings on uncompleted projects. For the three months ended March 31, 2001, operating cash flows were greater than net income due to a $9.6 million decrease in accounts receivable and $2.6 million increase in accrued interest offset by a $4.0 million decrease in accounts payable and a $5.1 million decrease in billings in excess of costs and estimated earnings on uncompleted projects. Cash used in investing activities totaled $52,000 for the three months ended March 31, 2002, substantially all of which was upgrades of fabrication equipment offset by the proceeds from the sale of property and equipment. Cash used in investing activities totaled $2.2 million for the three months ended March 31, 2001, substantially all of which was related to the expansion of one of our facilities and upgrades of fabrication equipment. Financing activities provided $17,000 in the three months ended March 31, 2002, substantially all of which was related to the issuance of common stock offset by the purchase of treasury stock. Financing activities required $1.8 million in the three months ended March 31, 2001, substantially all of which was related to the repayment of $2.0 million of our 10-1/2% Senior Notes at a discount.

On June 4, 1998, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of our 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During 2001, we repurchased $4.5 million in principal amount of our Senior Notes at a discount on the open market.

We have no other long-term debt commitments.

We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years commencing in 2002 pursuant to a Consumer Price Index formula. Our annual rental payments for the three leases were $1.1 million in 2001 and each year thereafter during the remaining terms of the leases.

We estimate that our capital expenditures for 2002 will approximate $2.8 million in addition to the approximately $192,000 that has been expended as of March 31, 2002. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Factors That May Affect Future Operating Results and Financial Condition.

Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect our future operating results, financial condition, and the market price of our Common Stock.

Substantial Leverage and Ability to Service Debt

With our 10-1/2% Senior Notes and existing line of credit facility, we are highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. Our 10-1/2% Senior Notes permit us to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. Our level of indebtedness will have several important effects on our future operations, including, without limitation, (i) a substantial portion of our cash flow from operations must be dedicated to the payment of interest and principal on our indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets, and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities, (iii) our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) our leveraged position and the various covenants contained in the Senior Notes and the credit facility may place us at a relative competitive disadvantage as compared to certain of our competitors. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable us to service our debt, or that any of these measures could be effected on satisfactory terms, if at all.

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

Fluctuating Quarterly Results of Operations

We have experienced, and in the future expect to continue to experience, substantial variations in our results of operations because of a number of factors, many of which are outside our control. In particular, our operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, our failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or our failure to timely replace projects that have been completed or are nearing completion. In addition, from time to time we have disputes with our customers concerning change orders to our contracts. To the extent such disputes are not resolved on a timely basis, our results of operations may be affected. Any of these factors could result in the periodic inefficient or underutilization of our resources and could cause our operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $73.4 million, representing 46.6% of our backlog at March 31, 2002, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political and site selection considerations may cause a further delay in constructing the Arizona Cardinals multipurpose facility, which currently accounts for $46.7 million of our current backlog. To the extent that political or other considerations delay this project, the recognition of revenue we anticipate from this project also will be delayed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Fixed Price Contracts

Most of our $157.5 million backlog at March 31, 2002 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those that we provide. Local and regional companies offer competition in one or more of our geographic markets or product segments. Out of state or international companies may provide competition in any market. We compete for every project we obtain. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operating margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of our competitors may have greater capital and other resources than ours and are more established in their respective markets. There can be no assurance that our competitors will not substantially increase their commitment of resources devoted to competing aggressively with us or that we will be able to compete profitably with our competitors.

Substantial Liquidity Requirements

Our operations require significant amounts of working capital to procure materials for contracts to be performed over relatively long periods, and for purchases and modifications of heavy-duty and specialized fabrication equipment. In addition, our contract arrangements with customers sometimes require us to provide payment and performance bonds to partially secure our obligations under our contracts, which may require us to incur significant expenditures prior to receipt of payments. Furthermore, our customers often will retain a portion of amounts otherwise payable to us during the course of a project as a guarantee of completion of that project. To the extent we are unable to receive progress payments in the early stages of a project, our cash flow would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

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

No Assurance of Successful Acquisitions or Expansion

We intend to consider acquisitions of and alliances with other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by us. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that we will be able to consummate such transactions. Further, there can be no assurance that we will be able to integrate successfully any acquired companies into our existing operations, which could increase our operating expenses. Moreover, any acquisition by us may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to intangible assets, all of which could adversely our profitability. Acquisitions involve numerous risks, such as diverting attention of our management from other business concerns, our entrance into markets in which we have had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on our business, financial condition and results of operations.

In August 2001, we created a new subsidiary, On-Time Steel Management (“On-Time”). On-Time bids and contracts for work but subcontracts all of its fabrication and erection labor. We believe that On-Time’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work. We plan to begin creating new On-Time offices over the next 12 months in cities throughout the United States. This planned expansion involves numerous risks, such as our entrance into markets in which we have had no or only limited experience and diverting the attention of our management from other business concerns, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Potential Environmental Liability

Our operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect our operations. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although we have not incurred any material environmental related liability in the past and believe that we are in material compliance with environmental laws, there can be no assurance that we, or entities for which we may be responsible, will not incur such liability in connection with the investigation and remediation of facilities we currently operate (or formerly owned or operated) or other locations in a manner that could materially and adversely affect our operations.

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

Risks of International Operations

We currently operate in selected international markets and are seeking to further expand our presence in these markets. However, less than 1% of our revenues in 2001 and in the three month period ended March 31, 2002 were related to projects outside the United States. Our international operations are subject to certain political, economic and other uncertainties, including risks of war, nationalization of assets, renegotiation or nullification of existing contracts, changing political conditions, changing laws and policies affecting trade and investment, and overlap of different tax structures. Although we currently attempt to limit our exposure to currency fluctuations by dealing solely in United States dollars, there can be no assurance that our international operations will escape the risks of fluctuating currency values, hard currency shortages, or controls on currency exchange.

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of our common stock could also be subject to significant fluctuations in response to variations in our quarterly operating results, analyst reports, announcements concerning us, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting our business, litigation, general trends in the industry and other events or factors. In July 1997, we completed an initial public offering of our common stock for $8.00 per share. Since that time, our common stock has traded as low as $2.25 per share and as high as $15.625 per share. The market price for our common stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to our estimated capital expenditures for 2002, our belief that we have sufficient liquidity to meet our near-term operating needs and our anticipated business operations in future periods. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth above under the caption “Factors That May Affect Future Operating Results and Financial Condition.” In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. We undertake no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2002, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

We are exposed to market risk from changes in interest rates primarily as a result of our initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $95.5 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC

Date: April 26, 2002	By: /s/ Michael R. Hill Michael R. Hill Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)