Form 10-Q
period 2002-06-30
SCHUFF INTERNATIONAL INC
filed 2002-08-08
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-22715

SCHUFF INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	86-1033353

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or Organization)

1841 W. Buchanan St	85007

Phoenix, Arizona	(Zip Code)

(Address of Principal Executive Offices)

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

Yes       No

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of July 19, 2002, there were 7,263,755 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet — June 30, 2002 (unaudited) and December 31, 2001	1

	Condensed Consolidated Statements of Operations (unaudited) — Three Months Ended June 30, 2002 and 2001 and Six Months Ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements (unaudited) — June 30, 2002	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Part II:	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2002	2001

	(Unaudited)	(Note 1)
	(in thousands)
Assets

Current assets:

Cash and cash equivalents	$12,206	$4,586

Receivables	58,958	60,387

Income tax receivable	—	612

Costs and recognized earnings in excess of billings on uncompleted contracts	13,694	15,293

Inventories	6,072	7,214

Deferred tax asset	1,692	1,692

Prepaid expenses and other current assets	440	529

Total current assets	93,062	90,313

Property and equipment, net	28,463	30,111

Goodwill, net	17,115	46,706

Other assets	3,738	3,971

	$142,378	$171,101

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$9,026	$7,885

Accrued payroll and employee benefits	4,912	6,086

Accrued interest	864	944

Other accrued liabilities	3,973	4,353

Billings in excess of costs and recognized earnings on uncompleted contracts	10,771	8,802

Income taxes payable	249	—

Total current liabilities	29,795	28,070

Long-term debt	95,500	95,500

Deferred income taxes	2,022	2,022

Other liabilities	375	387

Stockholders’ equity:

Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—

Common stock, $.001 par value – 20,000,000 shares authorized; 7,322,855 and 7,262,519 issued and 7,267,555 and 7,262,519 outstanding, respectively	7	7

Additional paid-in capital	15,143	14,989

Retained (deficit) earnings	(305)	30,126

Treasury stock (55,300 shares), at cost	(159)	—

Total stockholders’ equity	14,686	45,122

	$142,378	$171,101

         See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenues	$51,899	$56,956	$102,994	$116,636

Cost of revenues	45,180	45,100	87,998	92,360

Gross profit	6,719	11,856	14,996	24,276

General and administrative expenses	5,711	5,754	11,480	12,318

Goodwill amortization	—	541	—	1,082

Operating income	1,008	5,561	3,516	10,876

Interest expense	(2,588)	(2,746)	(5,209)	(5,540)

Other income	298	416	450	1,019

(Loss) income before income tax (benefit) provision and the cumulative effect of a change in accounting principle	(1,282)	3,231	(1,243)	6,355

Income tax (benefit) provision	(351)	1,262	(403)	2,566

(Loss) income before the cumulative effect of a change in accounting principle	(931)	1,969	(840)	3,789

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Net (loss) income	$(931)	$1,969	$(30,431)	$3,789

Basic (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.27	$(0.12)	$0.53

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.27	$(4.19)	$0.53

Diluted (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.26	$(0.12)	$0.51

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.26	$(4.19)	$0.51

Weighted average shares used in computation:

Basic	7,273	7,209	7,268	7,206

Diluted	7,273	7,657	7,268	7,461

         See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30
	2002	2001

	(in thousands)
Operating activities

Net (loss) income	$(30,431)	$3,789

Adjustment to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	2,242	3,323

Cumulative effect of a change in accounting principle	29,591	—

Gain from extinguishment of debt, net of tax	—	(110)

Gain on disposal of property and equipment	(115)	(4)

Gain on sale of long-term investment	—	(107)

Stock awards	56	10

Changes in operating assets and liabilities:

Receivables	1,429	6,142

Costs and recognized earnings in excess of billings on uncompleted contracts	1,599	(5,882)

Inventories	1,143	1,953

Prepaid expenses and other assets	89	233

Accounts payable	1,141	(1,255)

Accrued payroll and employee benefits	(1,174)	(171)

Accrued interest	(81)	(13)

Other accrued liabilities	(379)	(579)

Billings in excess of costs and recognized earnings on uncompleted contracts	1,969	(3,126)

Income taxes receivable/payable	861	(1,494)

Other liabilities	(13)	(13)

Net cash provided by operating activities	7,927	2,696

Investing activities

Acquisitions of property and equipment	(448)	(3,129)

Proceeds from disposals of property and equipment	160	40

Proceeds from sale of long-term investment	—	132

Decrease in other assets	42	3

Net cash used in investing activities	(246)	(2,954)

Financing activities

Principal payments on long-term debt	—	(3,150)

Purchase of treasury stock at cost	(159)	—

Proceeds from the issuance of common stock	98	102

Net cash used in financing activities	(61)	(3,048)

Increase (decrease) in cash and cash equivalents	7,620	(3,306)

Cash and cash equivalents at beginning of period	4,586	11,073

Cash and cash equivalents at end of period	$12,206	$7,767

         See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2002

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. Reclassifications

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

3. New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material impact on the consolidated financial statements.

4. Receivables

Receivables consist of the following at:

	June 30	December 31
	2002	2001

	(in thousands)
Contract receivables:

Contracts in progress	$45,006	$43,826

Unbilled retentions	13,146	15,810

	58,152	59,636

Other receivables	806	751

	$58,958	$60,387

5. Inventories

Inventories consist of the following at:

	June 30	December 31
	2002	2001

	(in thousands)
Raw materials	$5,959	$6,879

Finished goods	113	335

	$6,072	$7,214

6. Line of Credit

In July 2002, the Company amended its credit facility and its covenants due to the Company’s second quarter financial performance and its outlook for the remainder of the year 2002. The leverage ratio covenant was eliminated and new minimum levels for EBITDA (i.e. Earnings Before Interest, Taxes, Depreciation and Amortization) and the fixed charge coverage ratio were established. The covenants were also modified to eliminate the LIBOR pricing option and to reduce the capital expenditure limit from $5.0 million to $2.0 million for the year ended December 31, 2002. Effective in the third quarter, two additional covenants were added which require a minimum quarterly pre-tax profitability of $1.00 and cash or margined security collateral pledged dollar for dollar for any outstanding letters of credit. The $15 million credit facility is also restricted to $5 million until the Company’s rolling 12-month EBITDA exceeds $25 million.

7. Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Numerator:

(Loss) income before the cumulative effect of a change in accounting principle	$(931)	$1,969	$(840)	$3,789

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Net (loss) income	$(931)	$1,969	$(30,431)	$3,789

Denominator:

Weighted average shares	7,273	7,209	7,268	7,206

Denominator for basic net (loss) income per share	7,273	7,209	7,268	7,206
Effect of dilutive securities:

Employee and director stock options	—	448	—	255

Denominator for diluted net (loss) income per share – adjusted weighted average shares and assumed conversions	7,273	7,657	7,268	7,461

Basic (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.27	$(0.12)	$0.53

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.27	$(4.19)	$0.53

Diluted (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.26	$(0.12)	$0.51

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.26	$(4.19)	$0.51

8. Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

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

The following table presents the pro forma financial results for the three and six month periods ended June 30, 2002 and 2001, respectively, on a basis consistent with the new accounting principle:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Reported (loss) income before cumulative effect of a change in accounting principle	$(931)	$1,969	$(840)	$3,789

Add back goodwill amortization	—	541	—	1,082

Adjusted (loss) income before cumulative effect of a change in accounting principle	(931)	2,510	(840)	4,871

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Adjusted net (loss) income	$(931)	$2,510	$(30,431)	$4,871

Basic (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.35	$(0.12)	$0.68

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.35	$(4.19)	$0.68

Diluted (loss) income per share:

(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.13)	$0.33	$(0.12)	$0.65

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net (loss) income per share	$(0.13)	$0.33	$(4.19)	$0.65

                  The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Western
	US	Southwest	Southeastern US	Total

	(in thousands)
Balance at December 31, 2001	$11,233	$11,937	$23,536	$46,706

Transitional impairment charge	8,924	8,569	12,098	29,591

Balance at June 30, 2002	$2,309	$3,368	$11,438	$17,115

9. Gain on Extinguishment of Debt

The Company recognized a gain of $183,000 (included in other income) and related income tax expense of $73,000 during the three months ended March 31, 2001 due to the repayment of $2.0 million of the Company’s 10-1/2% Senior Notes at a 12% discount, net of the write-off of related unamortized debt issue costs. This gain, net of tax, increased both basic and diluted earnings per share by $0.02.

10. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the six months ended June 30, 2002 nor were there any material changes to the contingencies existing at December 31, 2001, as listed in the Company’s 10-K, for which the eventual outcome could have a material adverse impact on the Company.

11. Segment Information

	Three Months Ended June 30, 2002

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$6,944	$20,334	$4,983	$19,638	$51,899

Intersegment revenues	—	836	—	587	1,423

Operating income (loss)	523	(1,229)	202	1,512	1,008

	Three Months Ended June 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$6,980	$24,807	$3,702	$21,467	$56,956

Intersegment revenues	—	81	240	1,071	1,392

Operating income, excluding goodwill amortization	845	822	586	3,849	6,102

	Six Months Ended June 30, 2002

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$14,928	$39,794	$9,190	$39,082	$102,994

Intersegment revenues	—	1,759	10	1,863	3,632

Operating income (loss)	1,107	(1,069)	136	3,342	3,516

	Six Months Ended June 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$14,943	$49,789	$6,240	$45,664	$116,636

Intersegment revenues	—	325	26	2,468	2,819

Operating income, excluding goodwill amortization	1,423	2,219	592	7,724	11,958

A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands)
Total operating income, excluding goodwill amortization for reportable segments	$1,008	$6,102	$3,516	$11,958

Goodwill amortization	—	(541)	—	(1,082)

Interest expense	(2,588)	(2,746)	(5,209)	(5,540)

Other income	298	416	450	1,019

(Loss) income before income taxes	$(1,282)	$3,231	$(1,243)	$6,355

12. Comprehensive Income

Total comprehensive (loss) income for the three and six months ended June 30, 2002 and 2001 equaled net (loss) income for the corresponding periods.

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

Results of Operations

Overview

During the third and fourth quarters of 2001 and continuing into the first and second quarters of 2002, the commercial construction industry experienced a dramatic downturn as a result of macroeconomic conditions and the terrorist attacks of September 11, 2001. These factors resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. The net result was lower revenues and depressed gross margins across the majority of our business units and in projects both large and small.

Revenues

         Revenues decreased by 8.9 percent to $51.9 million for the three months ended June 30, 2002 from $57.0 million for the three months ended June 30, 2001. Revenues decreased by 11.7 percent to $103.0 million for the six months ended June 30, 2002 from $116.6 million for the six months ended June 30, 2001. The average revenues for our ten largest revenue generating projects in the three and six month periods ended June 30, 2002 were $1.7 million and $3.0 million, respectively, versus $2.1 million and $3.4 million in the three and six month periods ended June 30, 2001, respectively. The decrease in revenues and average revenues was the result of the continuing downturn of the commercial construction industry, as described above.

Gross Profit

         Gross profit decreased by 43.3 percent to $6.7 million for the three month period ended June 30, 2002 from $11.9 million for the three month period ended June 30, 2001. Gross profit decreased by 38.2 percent to $15.0 million for the six month period ended June 30, 2002 from $24.3 million for the six month period ended June 30, 2001. Such decreases were primarily attributable to cost overruns on some projects coupled with the decreases in gross profit percentage. As a percentage of revenues, gross profit decreased to 13.0 percent and 14.6 percent for the three and six month periods ended June 30, 2002, from 20.8 percent for both the three and six month periods ended June 30, 2001. The decrease in gross profit as a percentage of revenues was primarily due to the receipt of a number of lower margin projects last year and into 2002. We accepted these projects to sustain our volume and keep our shops at capacity.

         During the three and six month periods ended June 30, 2002, costs associated with the project management department at our Pacific Southwest segment were charged directly to projects and were therefore included in the cost of revenues for the quarter and year. In order to conform with the 2002 presentation, $623,000 and $1.3 million of project management costs for the Pacific Southwest segment were reclassified from general and administrative expenses to cost of revenues in the three and six month periods ended June 30, 2001. Costs of the project management departments of our other segments continue to be included in the cost of revenues for all periods presented.

General and Administrative Expenses

General and administrative expenses decreased by 1.0 percent to $5.7 million for the three months ended June 30, 2002 from $5.8 million for the three months ended June 30, 2001. General and administrative expenses decreased by 6.8 percent to $11.5 million for the six months ended June 30, 2002 from $12.3 million for the six months ended June 30, 2001. The decreases in 2002 were largely attributable to our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues increased to 11.0 percent and 11.1 percent for the three and six months ended June 30, 2002, respectively, from 10.1 percent and 10.6 percent for the three and six months ended June 30, 2001. The increases were primarily a result of decreased revenues in 2002.

Interest Expense

Interest expense decreased to $2.6 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001 and to $5.2 million for the six months ended June 30, 2002 from $5.5 million for the six months ended June 30, 2001. The decrease in interest expense is due to the reduction of long term debt during 2001. Interest expense is primarily attributable to our remaining $95.5 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $298,000 for the three months ended June 30, 2002 from $416,000 for the three months ended June 30, 2001 and to $450,000 for the six months ended June 30, 2002 from $1.0 million for the six months ended June 30, 2001. The decrease was primarily due to the $183,000 gain on the extinguishment of debt and the $107,000 gain on the sale of a long-term investment, which both occurred in 2001 but not in 2002.

Income Tax Provision

The income tax benefit was $351,000, which reflects a 27.4 percent effective tax rate, and $403,000, which reflects a 32.4 percent effective tax rate, for the three and six month periods ended June 30, 2002, respectively. The effective tax rate was lower than the federal statutory rates primarily because of the available federal and state research and development tax credits. The income tax expense was $1.3 million, or a 39.1 percent effective tax rate, and $2.6 million, or a 40.4 percent effective tax rate, for the three and six month periods ended June 30, 2001, respectively. The effective tax rates for the three and six month periods ended June 30, 2001 were higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

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

Backlog

Backlog increased 20.4 percent to $189.6 million ($100.8 million under contracts or purchase orders and $88.8 million under letters of intent) at June 30, 2002 from $157.5 million at March 31, 2002. The increase in backlog compared to March 31, 2002 was the result of the award of several large projects. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. At June 30, 2002, we had working capital of approximately $63.3 million and no borrowings under our credit facility. Our $15 million credit facility is currently restricted to $5 million until our rolling 12-month EBITDA (i.e., Earnings Before Interest, Taxes, Depreciation and Amortization) exceeds $25 million. At June 30, 2002, there was approximately $4.0 million of credit available under the credit facility for borrowings, which is net of approximately $1.0 million of outstanding letters of credit under which we are committed. We believe that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near-term operating needs.

We renewed our bank credit facility in September 2001. The credit facility now matures on June 30, 2003, and is available for working capital and general corporate purposes. In July 2002, we amended our credit facility and covenants due to our second quarter financial performance and our outlook for the remainder of the year 2002. The leverage ratio covenant was eliminated and new minimum levels for EBITDA and the fixed charge coverage ratio were established. The covenants were also modified to eliminate the LIBOR pricing option and to reduce the capital expenditure limit from $5.0 million to $2.0 million for the year ended December 31, 2002. Effective in the third quarter, two additional covenants were added which require a minimum quarterly pre-tax profitability of $1.00 and cash or margined security collateral pledged dollar for dollar for any outstanding letters of credit.

The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is currently prime plus 1.5%.

The credit facility also requires that we maintain a specified fixed charge coverage ratio, a specified minimum EBITDA and specified maximum capital expenditures. The credit facility also contains other covenants that, among other things, limit our ability to pay cash dividends or make other distributions, change our business, merge, consolidate or dispose of material portions of our assets.

The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of our bank.

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $7.9 million and $2.7 million in the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $1.4 million decrease in accounts receivable, $1.6 million decrease in costs in excess of billings and estimated earnings on uncompleted contracts, $1.1 million increase in accounts payable and $2.0 million increase in billings in excess of costs and estimated earnings on uncompleted projects offset by a $1.2 million decrease in accrued payroll and employee benefits. For the six months ended June 30, 2001, operating cash flows were less than net income due to a $5.9 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $3.1 million decrease in billings in excess of costs and estimated earnings on uncompleted projects offset by a $6.1 million decrease in accounts receivable and a $2.0 million decrease in inventory. Cash used in investing activities totaled $246,000 for the six months ended June 30, 2002, substantially all of which was upgrades of fabrication equipment offset by the proceeds from the sale of property and equipment. Cash used in investing activities totaled $3.0 million for the six months ended June 30, 2001, substantially all of which was related to the expansion of one of our facilities and upgrades of fabrication equipment. Financing activities used $61,000 in the six months ended June 30, 2002, substantially all of which was related to the purchase of treasury stock offset by the issuance of common stock. Financing activities required $3.0 million in the six months ended June 30, 2001, substantially all of which was related to the repayment of $2.0 million of our 10-1/2% Senior Notes at a discount.

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

We estimate that our capital expenditures for 2002 will approximate $550,000 in addition to the approximately $450,000 that has been expended as of June 30, 2002. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $74.5 million, representing 39.3% of our backlog at June 30, 2002, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political and site selection considerations could cause further delays in constructing or termination of the Arizona Cardinals multipurpose facility, which currently accounts for $46.5 million of our current backlog. To the extent that political or other considerations delay this project, the recognition of revenue we anticipate from this project also will be delayed.

Fixed Price Contracts

Most of our $189.6 million backlog at June 30, 2002 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Competition

Many small and various large companies offer fabrication, erection and related services that compete with those that we provide. Local and regional companies offer competition in one or more of our geographic markets or product segments. Out of state or international companies may provide competition in any market. We compete for every project we obtain. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price usually is the primary factor in determining which qualified contractor is awarded a contract. Competition may result in pressure on pricing and operating margins, and the effects of competitive pressure in the industry could continue indefinitely. Some of our competitors may have greater capital and other resources than ours and are more established in their respective markets. There can be no assurance that our competitors will not substantially increase their commitment of resources devoted to competing aggressively with us or that we will be able to compete profitably with our competitors.

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

No Assurance of Successful Acquisitions or Expansion

We intend to consider acquisitions of and alliances with other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets not currently served by us. There can be no assurance that suitable acquisition or alliance candidates can be identified or, if identified, that we will be able to consummate such transactions. Further, there can be no assurance that we will be able to integrate successfully any acquired companies into our existing operations, which could increase our operating expenses. Moreover, any acquisition by us may result in potentially dilutive issuances of equity securities, incurrence of additional debt and amortization of expenses related to intangible assets, all of which could adversely affect our profitability. Acquisitions involve numerous risks, such as diverting attention of our management from other business concerns, our entrance into markets in which we have had no or only limited experience and the potential loss of key employees of the acquired company, any of which could have a material adverse effect on our business, financial condition and results of operations.

In August 2001, we created a new subsidiary, On-Time Steel Management, Inc. (“On-Time”). On-Time bids and contracts for work but subcontracts all of its fabrication and erection labor. We believe that On-Time’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work. We plan to begin creating new On-Time offices over the next 12 months in selected markets throughout the United States. This planned expansion involves numerous risks, such as our entrance into markets in which we have had no or only limited experience and diverting the attention of our management from other business concerns, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of our common stock could also be subject to significant fluctuations in response to variations in our quarterly operating results, analyst reports, announcements concerning us, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting our business, litigation, general trends in the industry and other events or factors. In July 1997, we completed an initial public offering of our common stock for $8.00 per share. Since that time, our common stock has traded as low as $2.00 per share and as high as $15.625 per share. The market price for our common stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2002, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on May 20, 2002.

(b)	The following individuals were elected to the Board of Directors: David A. Schuff, Scott A. Schuff, Michael R. Hill, Edward M. Carson, Dennis DeConcini and H. Wilson Sundt. Their terms will expire at the Company’s 2003 Annual Meeting of Stockholders.

(c)	The matters submitted for vote at the Annual Meeting were as follows:

(c)(1)	Election of six directors to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

Nominee	Number of Shares

David A. Schuff	For:	6,923,368

	Withheld:	319,724

Scott A. Schuff	For:	6,911,868

	Withheld:	331,224

Michael R. Hill	For:	6,909,268

	Withheld:	333,824

Edward M. Carson	For:	6,928,268

	Withheld:	314,824

Nominee	Number of Shares

Dennis Deconcini	For:	6,925,368

	Withheld:	317,724

H. Wilson Sundt	For:	6,928,368

	Withheld:	314,724

         (c)(2) Approval of the amendment to the Schuff International, Inc. 1999 Employee Stock Purchase Plan, increasing the number of shares available thereunder. The shares were voted as follows:

For:	6,797,962

Against:	458,038

Abstentions:	17,092

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1. Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.2. Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K dated June 6, 2002, pursuant to Item 4 to announce that the Company had dismissed Ernst & Young LLP and elected Deloitte & Touche LLP as the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.

Date: August 8, 2002	By: /s/ Michael R. Hill

Michael R. Hill

Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)