Form 10-Q
period 2002-09-30
SCHUFF INTERNATIONAL INC
filed 2002-11-08
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of October 31, 2002, there were 6,998,829 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page
Part I:	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2002 (unaudited) and December 31, 2001	1

	Condensed Consolidated Statements of Operations (unaudited) – Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2002 and 2001	3

	Notes to Condensed Consolidated Financial Statements (unaudited) – September 30, 2002	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

Part II:	Other Information

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2002	2001

	(Unaudited)	(Note 1)
	(in thousands)
Assets

Current assets:

Cash and cash equivalents	$16,231	$4,586

Restricted funds on deposit	2,462	—

Receivables	60,749	60,387

Income tax receivable	—	612

Costs and recognized earnings in excess of billings on uncompleted contracts	12,263	15,293

Inventories	5,690	7,214

Deferred tax asset	1,692	1,692

Prepaid expenses and other current assets	685	529

Total current assets	99,772	90,313

Property and equipment, net	27,659	30,111

Goodwill, net	17,115	46,706

Other assets	3,650	3,971

	$148,196	$171,101

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$9,576	$7,885

Accrued payroll and employee benefits	5,716	6,086

Accrued interest	3,324	944

Other accrued liabilities	3,950	4,353

Billings in excess of costs and recognized earnings on uncompleted contracts	13,172	8,802

Income taxes payable	283	—

Total current liabilities	36,021	28,070

Long-term debt	94,500	95,500

Deferred income taxes	2,022	2,022

Other liabilities	368	387

Minority interest	132	—

Stockholders’ equity:

Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—

Common stock, $.001 par value – 20,000,000 shares authorized; 7,361,229 and 7,262,519 issued and 7,257,729 and 7,262,519 outstanding, respectively	7	7

Additional paid-in capital	15,231	14,989

Retained earnings	165	30,126

Treasury stock (103,500 shares), at cost	(250)	—

Total stockholders’ equity	15,153	45,122

	$148,196	$171,101

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenues	$62,021	$62,869	$165,015	$179,505

Cost of revenues	53,578	51,126	141,576	143,487

Gross profit	8,443	11,743	23,439	36,018

General and administrative expenses	5,421	6,173	16,901	18,490

Goodwill amortization	—	541	—	1,623

Operating income	3,022	5,029	6,538	15,905

Interest expense	(2,651)	(2,715)	(7,859)	(8,255)

Other income	291	228	741	1,247

Income (loss) before income tax provision (benefit), minority interest and the cumulative effect of a change in accounting principle	662	2,542	(580)	8,897

Income tax provision (benefit)	210	993	(192)	3,559

Income (loss) before minority interest and the cumulative effect of a change in accounting principle	452	1,549	(388)	5,338

Minority interest in loss of subsidiaries	18	—	18	—

Income (loss) before the cumulative effect of a change in accounting principle	470	1,549	(370)	5,338

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Net income (loss)	$470	$1,549	$(29,961)	$5,338

Basic income (loss) per share:

Income (loss)per share before the cumulative effect of a change in accounting principle	$0.06	$0.21	$(0.05)	$0.74

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.21	$(4.12)	$0.74

Diluted income (loss) per share:

Income (loss) per share before the cumulative effect of a change in accounting principle	$0.06	$0.20	$(0.05)	$0.71

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.20	$(4.12)	$0.71

Weighted average shares used in computation:

Basic	7,268	7,236	7,268	7,216

Diluted	7,268	7,638	7,268	7,522

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30

	2002	2001

	(in thousands)
Operating activities

Net (loss) income	$(29,961)	$5,338

Adjustment to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	3,352	4,984

Cumulative effect of a change in accounting principle	29,591	—

Gain from extinguishment of debt, net of tax	(98)	(89)

Gain on disposal of property and equipment	(128)	(14)

Gain on sale of long-term investment	—	(107)

Stock awards	74	10

Minority interest in loss of subsidiaries	(18)	—

Changes in operating assets and liabilities:

Restricted funds on deposit	(2,462)	—

Receivables	(362)	407

Costs and recognized earnings in excess of billings on uncompleted contracts	3,030	(9,544)

Inventories	1,524	2,677

Prepaid expenses and other assets	(156)	(142)

Accounts payable	1,691	31

Accrued payroll and employee benefits	(370)	137

Accrued interest	2,380	2,487

Other accrued liabilities	(403)	(1,073)

Billings in excess of costs and recognized earnings on uncompleted contracts	4,370	(4,543)

Income taxes receivable/payable	830	(569)

Other liabilities	(19)	(20)

Net cash provided by (used in) operating activities	12,865	(30)

Investing activities

Acquisitions of property and equipment	(662)	(3,516)

Proceeds from disposals of property and equipment	176	61

Proceeds from sale of long-term investment	—	132

Decrease in other assets	8	(242)

Net cash used in investing activities	(478)	(3,565)

Financing activities

Principal payments on long-term debt	(810)	(5,130)

Minority interest	150	—

Purchase of treasury stock at cost	(250)	—

Proceeds from the issuance of common stock	168	208

Net cash used in financing activities	(742)	(4,922)

Increase (decrease) in cash and cash equivalents	11,645	(8,517)

Cash and cash equivalents at beginning of period	4,586	11,073

Cash and cash equivalents at end of period	$16,231	$2,556

See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2002

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. Reclassifications

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform with the 2002 presentation.

3. New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material impact on the consolidated financial statements.

4. Receivables

Receivables consist of the following at:

	September 30	December 31
	2002	2001

	(in thousands)
Contract receivables:

Contracts in progress	$47,321	$43,826

Unbilled retentions	12,629	15,810

	59,950	59,636

Other receivables	799	751

	$60,749	$60,387

5. Inventories

Inventories consist of the following at:

	September 30	December 31
	2002	2001

	(in thousands)
Raw materials	$5,580	$6,879

Finished goods	110	335

	$5,690	$7,214

6. Line of Credit

In July 2002, the Company amended its credit facility and its covenants due to the Company’s second quarter financial performance and its outlook for the remainder of the year 2002. The leverage ratio covenant was eliminated and new minimum levels for EBITDA (i.e. Earnings Before Interest, Taxes, Depreciation and Amortization) and the fixed charge coverage ratio were established. The covenants were also modified to eliminate the LIBOR pricing option and to reduce the capital expenditure limit from $5.0 million to $2.0 million for the year ended December 31, 2002. Effective in the third quarter, two additional covenants were added which require a minimum quarterly pre-tax profitability of $1.00 and cash or margined security collateral pledged dollar for dollar for any outstanding letters of credit. The $15 million credit facility is currently restricted to $5 million until the Company’s rolling 12-month EBITDA exceeds $25 million.

The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is currently prime plus 1.5%.

7. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Numerator:

Income (loss) before the cumulative effect of a change in accounting principle	$470	$1,549	$(370)	$5,338

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Net income (loss)	$470	$1,549	$(29,961)	$5,338

Denominator:

Weighted average shares	7,268	7,236	7,268	7,216

Denominator for basic net income (loss) per share	7,268	7,236	7,268	7,216

Effect of dilutive securities:

Employee and director stock options	—	402	—	306

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	7,268	7,638	7,268	7,522

Basic income (loss) per share:

Income (loss) per share before the cumulative effect of a change in accounting principle	$0.06	$0.21	$(0.05)	$0.74

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.21	$(4.12)	$0.74

Diluted income (loss) per share:

Income (loss) per share before the cumulative effect of a change in accounting principle	$0.06	$0.20	$(0.05)	$0.71

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.20	$(4.12)	$0.71

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

In connection with adopting this standard as of January 1, 2002, during the first quarter the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from declining results given current and expected future economic conditions in the Western US, Southwest and Southeastern US segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both an income and market multiple approach. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

The following table presents the pro forma financial results for the three and nine month periods ended September 30, 2002 and 2001, respectively, on a basis consistent with the new accounting principle:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands, except per share data)
Reported income (loss) before cumulative effect of a change in accounting principle	$470	$1,549	$(370)	$5,338

Add back goodwill amortization	—	541	—	1,623

Adjusted income (loss) before cumulative effect of a change in accounting principle	470	2,090	(370)	6,961

Cumulative effect of a change in accounting principle	—	—	(29,591)	—

Adjusted net income (loss)	$470	$2,090	$(29,961)	$6,961

Basic income (loss) per share:

Income (loss) per share before the cumulative effect of a change in accounting principle	$0.06	$0.29	$(0.05)	$0.96

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.29	$(4.12)	$0.96

Diluted income (loss) per share:

Income (loss) per share before the cumulative effect of a change in accounting principle	$0.06	$0.27	$(0.05)	$0.93

Cumulative effect per share of a change in accounting principle	—	—	(4.07)	—

Net income (loss) per share	$0.06	$0.27	$(4.12)	$0.93

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Western		Southeastern
	US	Southwest	US	Total

	(in thousands)
Balance at December 31, 2001	$11,233	$11,937	$23,536	$46,706

Transitional impairment charge	8,924	8,569	12,098	29,591

Balance at September 30, 2002	$2,309	$3,368	$11,438	$17,115

9.	Gains on Extinguishment of Debt

The Company recognized a gain of $163,000 (included in other income) and related income tax expense of $65,200 during the three and nine months ended September 30, 2002 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 19% discount, net of the write-off of related unamortized debt issue costs. This gain, net of tax, increased both basic and diluted earnings per share by $0.01 for both the three and nine months ended September 30, 2002.

The Company recognized a gain of $183,000 (included in other income) and related income tax expense of $73,000 during the three months ended March 31, 2001 due to the repayment of $2.0 million of the Company’s 10-1/2% Senior Notes at a 12% discount, net of the write-off of related unamortized debt issue costs. The Company also recognized a loss of $34,000 (included in other income) and related income tax benefit of $14,000 during the three months ended September 30, 2001 due to the repayment of $2.0 million of the Company’s 10-1/2% Senior Notes at a 1% discount, net of the write-off of related unamortized debt issue costs. The net gain, net of tax, increased both basic and diluted earnings per share by $0.01 for both the three and nine months ended September 30, 2001.

10.	Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the nine months ended September 30, 2002 nor were there any material changes to the contingencies existing at December 31, 2001, as listed in the Company’s Annual Report on Form 10-K, for which the eventual outcome could have a material adverse impact on the Company.

11.	Segment Information

	Three Months Ended September 30, 2002

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$11,355	$26,486	$5,700	$18,480	$62,021

Intersegment revenues	—	636	—	1,035	1,671

Operating income	978	599	460	985	3,022

	Three Months Ended September 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$8,892	$28,788	$5,300	$19,889	$62,869

Intersegment revenues	—	259	46	1,816	2,121

Operating income, excluding goodwill amortization	966	561	1,278	2,765	5,570

	Nine Months Ended September 30, 2002

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$26,283	$66,278	$14,901	$57,553	$165,015

Intersegment revenues	—	2,396	—	2,906	5,302

Operating income (loss)	2,086	(471)	596	4,327	6,538

	Nine Months Ended September 30, 2001

	Western	Pacific		Southeastern
	US	Southwest	Southwest	US	Total

	(in thousands)
Revenues from external customers	$23,835	$78,575	$11,541	$65,554	$179,505

Intersegment revenues	—	585	71	4,284	4,940

Operating income, excluding goodwill amortization	2,390	2,780	1,871	10,487	17,528

A reconciliation of combined operating income, excluding goodwill amortization, for all segments to consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(in thousands)
Total operating income, excluding goodwill amortization for reportable segments	$3,022	$5,570	$6,538	$17,528

Goodwill amortization	—	(541)	—	(1,623)

Interest expense	(2,651)	(2,715)	(7,859)	(8,255)

Other income	291	228	741	1,247

Income (loss) before income taxes	$662	$2,542	$(580)	$8,897

12.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 equaled net income (loss) for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have adopted the following critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition

We perform our services primarily under fixed-price contracts and recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work is commenced, we have made an estimate of the amount that will be paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

Goodwill and Intangible Asset Impairment

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value many not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible

Assets,” on January 1, 2002, we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. SFAS No. 142 requires an assessment of goodwill upon adoption and at least annually thereafter, using a two step methodology. Based upon the assessment at adoption, we recorded a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, as a cumulative effect of an accounting change at the beginning of the first quarter of 2002.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we feel that our deferred tax assets will be recovered from future taxable income. At September 30, 2002, our net deferred tax liability was $330,000.

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

Results of Operations

Overview

During the third and fourth quarters of 2001 and continuing through the third quarter of 2002, the commercial construction industry experienced a dramatic downturn as a result of macroeconomic conditions and the terrorist attacks of September 11, 2001. These factors resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. The net result was lower revenues and depressed gross margins across the majority of our business units and in projects both large and small.

Revenues

Revenues decreased by 1.3 percent to $62.0 million for the three months ended September 30, 2002 from $62.9 million for the three months ended September 30, 2001. Revenues decreased by 8.1 percent to $165.0 million for the nine months ended September 30, 2002 from $179.5 million for the nine months ended September 30, 2001. The average revenues for our ten largest revenue generating projects in the three and nine month periods ended September 30, 2002 were $2.2 million and $4.6 million, respectively, versus $1.9 million and $4.6 million in the three and nine month periods ended September 30, 2001, respectively. The decrease in revenues was the result of the continuing downturn of the commercial construction industry, as described above. The slight increase in average revenues was the result of the project mix.

Gross Profit

Gross profit decreased by 28.1 percent to $8.4 million for the three month period ended September 30, 2002 from $11.7 million for the three month period ended September 30, 2001. Gross profit decreased by 34.9 percent to $23.4 million for the nine month period ended September 30, 2002 from $36.0 million for the nine month period ended September 30, 2001. These decreases were primarily attributable to cost overruns on some projects coupled with the decreases in gross profit percentage. As a percentage of revenues, gross profit decreased to 13.6 percent and 14.2 percent for the three and nine month periods ended September 30, 2002, from 18.7 percent and 20.1 percent for the three and nine month periods ended September 30, 2001, respectively. The decrease in gross profit as a percentage of revenues was primarily due to the receipt of a number of lower margin projects in late 2001 and into 2002. We accepted these projects to sustain our volume and keep our shops at capacity.

During the three and nine month periods ended September 30, 2002, costs associated with the project management department at our Pacific Southwest segment were charged directly to projects and were therefore included in the cost of revenues. In order to conform with the 2002 presentation, $531,000 and $1.8 million of project management costs for the Pacific Southwest segment were reclassified from general and administrative expenses to cost of revenues in the three and nine month periods ended September 30, 2001. Costs of the project management departments of our other segments continue to be included in the cost of revenues for all periods presented.

General and Administrative Expenses

General and administrative expenses decreased by 12.2 percent to $5.4 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. General and administrative expenses decreased by 8.6 percent to $16.9 million for the nine months ended September 30, 2002 from $18.5 million for the nine months ended September 30, 2001. The decreases in 2002 were largely attributable to our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues decreased to 8.7 percent and 10.2 percent for the three and nine months ended September 30, 2002, respectively, from 9.8 percent and 10.3 percent for the three and nine months ended September 30, 2001. The decreases were primarily due to our continued efforts to reduce costs.

Interest Expense

Interest expense was $2.7 million for the three months ended September 30, 2002 and 2001. Interest expense decreased to $7.9 million for the nine months ended September 30, 2002 from $8.3 million for the nine months ended September 30, 2001. The decrease in interest expense was due to the reduction of long term debt that occurred in 2001. Interest expense is primarily attributable to our remaining $95.5 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income increased to $291,000 for the three months ended September 30, 2002 from $228,000 for the three months ended September 30, 2001. The increase was primarily due to the $163,000 gain on the extinguishment of debt that occurred in 2002. Other income decreased to $741,000 for the nine months ended September 30, 2002 from $1.2 million for the nine months ended September 30, 2001. The decrease was primarily due to the $107,000 gain on the sale of a long-term investment in 2001 and reduced scrap sales and purchase discounts in 2002.

Income Tax Provision

Income tax expense was $210,000, which reflects a 31.7 percent effective tax rate, for the three months ended September 30, 2002. The income tax benefit was $192,000, which reflects a 33.1 percent effective tax rate, for the nine month period ended September 30, 2002. The effective tax rate was lower than the federal statutory rates primarily because of the available federal and state research and development tax credits. Income tax expense was $993,000, or a 39.1 percent effective tax rate, and $3.6 million, or a 40.0 percent effective tax rate, for the three and nine month periods ended September 30, 2001, respectively. The effective tax rates for the three and nine month periods ended September 30, 2001 were higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes.

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 142 at the beginning of the quarter ended March 31, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the three and nine month periods ended September 30, 2002 and incurred a noncash transitional impairment charge of $29.6 million during the quarter ended March 31, 2002.

Backlog

Backlog decreased 24.4 percent to $143.3 million ($80.2 million under contracts or purchase orders and $63.1 million under letters of intent) at September 30, 2002 from $189.6 million at June 30, 2002. The decrease in backlog compared to June 30, 2002 was the result of several large projects nearing completion that have not been replaced by other projects of a comparable size. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. At September 30, 2002, we had working capital of approximately $63.7 million and no borrowings under our credit facility. Our $15 million credit facility is currently restricted to $5 million until our rolling 12-month EBITDA (i.e., Earnings Before Interest, Taxes, Depreciation and Amortization) exceeds $25 million. At September 30, 2002, there was approximately $5.0 million of credit available under the credit facility for borrowings. We believe that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near-term operating needs.

We renewed our bank credit facility in June 2001. The credit facility now matures on June 30, 2003, and is available for working capital and general corporate purposes. In July 2002, we amended our credit facility and covenants due to our second quarter financial performance and our outlook for the remainder of the year 2002. The leverage ratio covenant was eliminated and new minimum levels for EBITDA and the fixed charge coverage ratio were established. The covenants were also modified to eliminate the LIBOR pricing option and to reduce the capital expenditure limit from $5.0 million to $2.0 million for the year ended December 31, 2002. Effective in the third quarter, two additional covenants were added which require a minimum quarterly pre-tax profitability of $1.00 and cash or margined security collateral pledged dollar for dollar for any outstanding letters of credit.

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

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $12.9 million in the nine months ended September 30, 2002 and used cash flows of $30,000 in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $3.0 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts, $1.7 million increase in accounts payable, $2.4 million increase in accrued interest and $4.4 million increase in billings in excess of costs and recognized earnings on uncompleted contracts offset by a $2.5 million increase in restricted funds on deposit. For the nine months ended September 30, 2001, operating cash flows were less than net income due to a $9.5 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $4.5 million decrease in billings in excess of costs and recognized earnings on uncompleted contracts offset by $5.0 million in depreciation and amortization and a $2.5 million increase in accrued interest. Cash used in investing activities totaled $478,000 for the nine months ended September 30, 2002, substantially all of which was upgrades of fabrication equipment offset by the proceeds from the sale of property and equipment. Cash used in investing activities totaled $3.6 million for the nine months ended September 30, 2001, substantially all of which was related to the expansion of one of our facilities and upgrades of fabrication equipment. Financing activities used $742,000 in the nine months ended September 30, 2002, substantially all of which was related to the repayment of $1.0 million of our 10-1/2% Senior Notes at a discount. Financing activities required $4.9 million in the nine months ended September 30, 2001, substantially all of which was related to the repayment of $4.0 million of our 10-1/2% Senior Notes at a discount.

On June 4, 1998, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of our 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During 2002 and 2001, we repurchased $1.0 million and $4.5 million, respectively, in principal amount of our Senior Notes at a discount on the open market.

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

We estimate that our capital expenditures for 2002 will approximate $338,000 in addition to the approximately $662,000 that has been expended as of September 30, 2002. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $66.1 million, representing 46.1% of our backlog at September 30, 2002, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political and site selection considerations could cause further delays in constructing or termination of the Arizona Cardinals multipurpose facility, which currently accounts for $46.6 million of our current backlog. To the extent that political or other considerations delay this project, the recognition of revenue we anticipate from this project also will be delayed.

Fixed Price Contracts

Most of our $143.3 million backlog at September 30, 2002 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

In August 2001, we created a new subsidiary, On-Time Steel Management, Inc. (“OTSM”). In September 2002, we created two additional subsidiaries, On-Time Steel Management-Colorado (“OTSM-CO”) and On-Time Steel Management-Northwest (“OTSM-NW”). All three of these new subsidiaries bid and contract for work but subcontract all of their fabrication and erection labor. We believe that OTSM’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work. We plan to begin creating new OTSM offices over the next 12 months in selected markets throughout the United States. This planned expansion involves numerous risks, such as our entrance into markets in which we have had no or only limited experience and diverting the attention of our management from other business concerns, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Volatility Of Stock Price

The stock market has experienced price and volume fluctuations that have affected the market for many companies and have often been unrelated to the operating performance of such companies. The market price of our common stock could also be subject to significant fluctuations in response to variations in our quarterly operating results, analyst reports, announcements concerning us, legislative or regulatory changes or the interpretation of existing statutes or regulations affecting our business, litigation, general trends in the industry and other events or factors. In July 1997, we completed an initial public offering of our common stock for $8.00 per share. Since that time, our common stock has traded as low as $1.10 per share and as high as $15.625 per share. The market price for our common stock remains volatile and there is no assurance that the market price will not experience significant changes in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2002, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

We are exposed to market risk from changes in interest rates primarily as a result of our initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $94.5 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 4. Controls and Procedures

Within the 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Schuff International, Inc. (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

SCHUFF INTERNATIONAL, INC.

Date: November 8, 2002	By:	/s/ Michael R. Hill
Michael R. Hill Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

         I, Scott A. Schuff, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Schuff International, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Scott A. Schuff

Scott A. Schuff Chief Executive Officer

         I, Michael R. Hill, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Schuff International, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Michael R. Hill

Michael R. Hill Chief Financial Officer

Exhibit Index

Exhibit 99.1. Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.2. Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code