Form 10-K
period 2002-12-31
SCHUFF INTERNATIONAL INC
filed 2003-03-31
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-22715

Schuff International, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	86-1033353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1841 West Buchanan Street Phoenix, Arizona (Address of principal executive offices)	85007 (Zip Code)

(602) 252-7787

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value Per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      At March 14, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was $2,233,454 based on the closing market price of the Common Stock on such date, as reported by the American Stock Exchange.

      The number of shares of the Registrant’s Common Stock outstanding at March 14, 2003 was 6,993,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement, relating to its annual meeting of stockholders to be held on May 16, 2003, are incorporated by reference into Part III hereof to the extent provided herein. Except as specifically incorporated by reference herein, the Proxy Statement is not deemed filed as part of this Annual Report on Form 10-K.

PART I
Item 1 Business
Item 2 Properties
Item 3 Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders
PART II
Item 5 Market for the Registrant’s Common Equity Securities and Related Stockholder Matters
Item 6 Selected Financial Data
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A Quantitative and Qualitative Disclosures About Market Risk
Item 8 Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions
Item 14 Controls and Procedures
Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
SCHUFF INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS
SCHUFF INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
SCHUFF INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
SCHUFF INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
EXHIBIT INDEX
EX-10.8.1
EX-10.9.1
EX-10.10.1
EX-10.22(b)
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-99.1
EX-99.2
EX-99.3

      This Annual Report on Form 10-K contains forward-looking statements reflecting management’s beliefs about certain aspects of our future. These statements are based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. Please review the section under the heading “Factors That May Affect Future Results and Financial Condition” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

Item 1                    Business

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

      Representative projects include: INVESCO Field at Mile High, home of the National Football League’s Denver Broncos; the Riverside Badlands Tunnel project, consisting of 7.5 miles of 12-foot diameter pipe for the Metropolitan Water District of Southern California; the Large Binocular Telescope on Mount Graham in Arizona; Hard Rock Hotel and Casino, being constructed on the Seminole Indian Nation reservation land in Tampa and Hollywood, Florida; Bank One Ballpark, a state-of-the-art baseball stadium featuring a fully retractable steel roof constructed for Major League Baseball’s Arizona Diamondbacks; Sherman Oaks Galleria, Phase II, a new, state-of-the-art stadium-seating theater complex with attached dining and retail space in southern California; Novartis Institute for Functional Genomics Inc., consisting of six separate three-story steel framed buildings in San Diego, California; the expansion of meeting room and ballroom space at The Venetian Resort-Hotel-Casino in Las Vegas; Paris Hotel and Casino, a hotel and casino with a scale replica of the Eiffel Tower; several projects for Disney’s California Adventure in Anaheim, California and Walt Disney World and Universal Studios in Orlando, Florida; and Walgreen’s Distribution Center in Moreno

Valley, California. We maintain relationships with a number of national and multi-national general contracting and engineering firms and are a preferred subcontractor to companies such as PETsMART, Inc. and Albertson’s, Inc.

      On June 29, 2001, we adopted a holding company form of organizational structure that provides us with a framework that generally allows for greater administrative and operational flexibility. The new structure was consummated by the merger of Schuff Merger Company into Schuff Steel Company, which was the surviving corporation. Prior to the merger, Schuff Merger Company was a wholly-owned subsidiary of Schuff International, Inc., a holding company and initially a wholly-owned subsidiary of Schuff Steel Company. As a result of the merger, Schuff Merger Company ceased to exist, and Schuff Steel Company became a wholly-owned subsidiary of Schuff International, Inc., with all of Schuff Steel Company’s outstanding common stock converted, on a share for share basis, into common stock of Schuff International, Inc.

      We have the following subsidiaries:

•	Schuff Steel Company (“Schuff Steel”) was formed in 1976 and has facilities in Arizona.

•	Addison Steel, Inc. (“Addison”) was acquired in June 1998 and has facilities in Georgia and Florida.

•	Quincy Joist Company (“Quincy”) was acquired in June 1998 and has facilities in Florida and Arizona.

•	Six Industries, Inc. (“Six”) was acquired in August 1998 and has a facility in Texas.

•	Bannister Steel, Inc. (“Bannister”) was acquired in October 1998 and has a facility in California.

•	On-Time Steel Management, Inc. (“OTSM-Southwest”) was formed in August 2001 and has a facility in Arizona.

•	On-Time Steel Management-Northwest, L.L.C. (“OTSM-Northwest”) was formed in July 2002 and focuses its business in Washington.

•	On-Time Steel Management-Colorado, L.L.C. (“OTSM-Colorado”) was formed in July 2002 and focuses its business in Colorado.

Overview of Industry

      Companies engaged in the steel fabrication and erection industry prepare detailed shop drawings, fabricate and erect structural steel and steel plate weldments, and perform related engineering services for the construction of various facilities. The primary customers for these services include private developers, general contractors, engineering firms and governmental agencies involved in a variety of large-scale construction projects. Historically, these customers have relied on multiple subcontractors to perform various services to complete a single project, primarily because few companies in this industry offer fully integrated design-build, engineering, detailing, fabrication and erection services. Schuff Steel, one of our subsidiaries, is one of the few fully integrated companies in the industry, although our Addison, Bannister and Six subsidiaries offer erection capabilities through subcontractors.

      Our Quincy subsidiary manufactures short- and long-span joists and girders. Customers include the subsidiaries of Schuff International and other steel fabricators and contractors throughout the U.S.

      Our On-Time subsidiaries bid and contract for work, but subcontract all of their fabrication and erection labor. We believe that the On-Time model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work.

      We believe that there is an increasing trend in the construction industry toward complex, fast track, design-as-you-go projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue-producing projects, such as casinos, mines and computer chip plants. These projects require that all phases of construction be accomplished in accordance with compressed time schedules. Further, because many construction activities depend on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors; and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. We believe that we have gained a reputation in the industry as a reliable, fully integrated provider of engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost-efficient basis.

      At the same time, we believe we are well positioned to complete smaller, less-complex projects throughout the U.S. Sunbelt. The vast majority of projects that come up for bid are smaller commercial projects between $200,000 and $5 million. We believe that our technological leadership in the industry, among other factors, has enabled us to realize efficiencies that make us more competitive in this higher-margin, faster-turnaround segment of the industry. We believe that our On-Time Steel Management subsidiaries, with our “procure-and-subcontract” model, are especially well positioned to compete in this segment of the industry.

      We also believe that the steel fabrication and erection industry is highly fragmented and many of our competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, we believe the industry may experience consolidation.

      In addition, we believe that the slowdown in commercial and industrial construction that began in the second half of 2001 and continued throughout 2002 has already begun to weaken several of our smaller, less financially secure competitors in key markets. We believe that a number of these competitors are in “survival” mode, which resulted in our facing extreme pricing pressure in both our fabrication and joist businesses. We expect this pricing pressure to continue in 2003 and result in lower gross margins for all of our subsidiaries.

Business Strategy

      Our objective is to achieve and maintain a leading position in the geographic and project markets in which we compete by providing timely, high-quality services to our customers. We are pursuing this objective with a strategy comprised of the following components:

      Selectively Pursue Large, Complex Projects. Although we will continue to pursue fast track, “design-as-you-go” projects as an important part of our overall business, we will do so with a focus on realizing the highest possible margins and profits on such projects. Our unique ability to offer a full range of steel construction services and project management capabilities makes us a preferred subcontractor for fast track projects in the markets we serve. This capability often enables us to compete against a few, select firms in a less traditional, more negotiated selection process on these projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to our customers.

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

      Maintain Entrepreneurial Environment. We believe our management and operating structure, which emphasizes quality, innovation, flexibility, performance and safety, has contributed significantly to our success and the ability to develop new business in competitive or difficult economic environments. Our operating structure provides incentives to employees at all levels to focus on pursuing profitable growth opportunities, attaining financial objectives and delivering superior customer service.

      Emphasize Innovative Services. We focus our design/ build, engineering, detailing, fabrication, joist manufacturing and erection expertise on distinct product segments requiring unique or innovative techniques, where we typically experience less competition and more advantageous negotiated contract opportunities. We have extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled us to address such design-sensitive projects as computer chip manufacturing facilities, large-diameter underground water pipes, and uniquely designed hotels and casinos.

      Diversify Customer and Product Base. Although we seek to garner a leading share of the geographic and product markets in which we compete, we also seek to diversify our construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to our various principal geographic and project markets for 2002 and 2001:

	Commercial		Industrial		Other

	2002	2001	2002	2001	2002	2001

Arizona	9.0%	16.2%	4.2%	4.8%	1.4%	1.1%
Colorado	3.4%	5.4%	0.0%	0.0%	0.1%	0.0%
California	26.7%	24.9%	0.5%	1.1%	5.7%	0.8%
Florida/ Georgia	21.5%	25.1%	0.0%	0.0%	0.0%	0.0%
Nevada	10.6%	2.5%	2.4%	0.6%	0.1%	0.2%
Texas	2.3%	1.6%	7.9%	7.2%	0.0%	0.0%
Other states	4.1%	8.3%	0.0%	0.0%	0.1%	0.1%
International	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%

Total	77.6%	84.1%	15.0%	13.7%	7.4%	2.2%

      For additional information regarding the breakdown of our revenues and operating results, see Note 14 to the Consolidated Financial Statements appearing elsewhere in this report.

      We believe that our combined diversification into new geographic regions and specific product types has enabled and will continue to enable us to expand our revenue base and reduce the impact of periodic market or economic conditions adversely affecting one or more of our market segments.

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

      Promote Internal Growth. We intend to pursue internal growth by adding sales and marketing personnel to dedicated, fast-growing markets in which we are actively pursuing new projects by further developing our engineering and design capabilities and fabrication capacity, and by continually updating our fabrication and detailing equipment and technologies. We believe that these efforts will enhance our market share, revenues, and operating income in our existing and targeted principal markets and improve our operating capacity. We invested $4.4 million in 2001 and $971,000 in 2002, and we intend to invest approximately $1.7 million in 2003, in new fabrication equipment and technologies.

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

Primary Markets and Products

      Our current principal geographic markets include the southwestern United States-primarily Arizona, Nevada, Texas and southern California-and the southeastern United States-primarily Florida and Georgia. We have also provided our services in other regions of the western and northwestern United States, such as Utah, New Mexico, Colorado and Washington.

      Southwestern and Western U.S. Markets. We are the leading steel fabrication and erection firm in Arizona and have been a prominent participant in many of Arizona’s largest and most visible public and private projects. We have completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. We also have maintained a strong presence in the southern California market and intend to achieve a greater share of this geographic market. Our typical projects in California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, and commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

      Within the southwestern and western United States geographic markets, we also have developed a market share in distinct product segments, particularly in the construction of large-diameter water pipes used in governmental aqueduct systems. These projects require the complex formation and welding of steel plate into large diameter pipe sections that are used to transport water from major supply sources to various population centers. We have developed in-house specialized fabrication equipment used to construct and weld these pipe sections, a unique coal tar and fiberglass enamel application system used to coat the pipe, and customized transportation equipment necessary to deliver the system to its ultimate destination. We also have developed a market share in the oil, gas, and petro-chemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. We also have expanded our market share into Utah with the fabrication and erection of the assembly building for the Church of Jesus Christ of Latter Day Saints and into Colorado with the fabrication and erection of INVESCO Field at Mile High.

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

Representative Projects

      Noteworthy or recently completed or awarded projects and key national and regional customers include the following:

•	INVESCO Field at Mile High. We began erection of this $360 million facility in February 2000, and completed our portion of the project in early 2001. This showcase home of the Denver Broncos NFL team seats over 78,000 for football games, and required approximately 10,000 tons of structural steel, more than 100,000 shop fabrication hours and more than 60,000 field erection hours.

•	Large Binocular Telescope (LBT) Project. This project is part of the Mount Graham International Observatory and is being built in Arizona at an elevation of 10,700 feet above sea level. Our responsibilities on this project included construction of the base of the observatory structure, fabrication and erection of the rotating structure, and installation of four 84,000-pound steel wheel assemblies upon which the telescope housing will rotate. Completed in 2002, the telescope sees further into space and makes sharper images than any other optical telescope.

•	Arizona Cardinals Multipurpose Facility. Our portion of the stadium project currently consists of three major components. We were awarded the design/ build contract for the stadium’s retractable roof. We will fabricate and erect the 480,000 square-foot retractable roof, anchored by two Brunel super trusses, each spanning 766 feet and weighing more than 2,000 tons. The roof will also include two traction-driven, moveable panel sections covering 128,000 square feet, providing a 240-foot roof opening covered entirely with a fabric membrane. The balance of the roof system will consist of secondary trusses with long-span joists and roof deck. The second element of the project includes three cable-driven wall panels 240 feet wide by 35 feet tall, providing a vertical opening surface of nearly 25,000 square feet. Finally, we will provide structural and miscellaneous steel for the club lobbies, stairs, stadium handrails, interior bar-joist and decking for the concession areas. The stadium is expected to open in time for the 2006 National Football League season.

•	The Venetian Resort-Hotel-Casino. This Las Vegas casino project involves the fabrication and erection of approximately 7,500 tons of structural and miscellaneous steel as well as floor and roof deck for the expansion of meeting room and ballroom space.

•	Drescher Graduate Campus, Pepperdine University, Malibu, California. This project is a 96,000-square-foot facility consisting of six one- and two-story bolted, rigid-frame structures linked by walkways, courtyards and gardens. The new campus will house the Beckman Management Center for the Graziadio School of Business and Management, the School of Public Policy, the Graduate School of Education and Psychology, the Collazo Library and Learning Center, a Student Services Center and the Graziadio Executive Center. The project required approximately 658 tons of structural steel. The new campus was completed in early 2002.

•	Helford Clinical and Research Hospital at The City of Hope. This project involved the fabrication and erection of 6,000 tons of structural steel as well as miscellaneous steel and decking for the new 350,000-square-foot, six-story medical facility in Duarte, California, near Los Angeles. Our portion of the project was completed in the third quarter of 2002.

•	Hard Rock Hotel and Casino. This project was constructed on the Seminole Indian Nation reservation land in Tampa and Hollywood, Florida and consists of a 250-room hotel with 90,000 square feet of gaming space. Fabrication was completed in the third quarter of 2002.

•	Paris Hotel & Casino. We were awarded three contracts for the fabrication and erection of the structural steel for the Paris Hotel and Casino in Las Vegas. The project included a 1.2 million- square-foot low-rise area and a 34-story tower, which includes a hotel, casino, showroom, convention center and retail shopping areas as well as a 540-foot tall scale replica of the Eiffel Tower, which was built over and is integrated into the casino based on the original engineering drawings for the Eiffel Tower.

•	Riverside Badlands Tunnel. During 2001, we completed a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

•	Salt River Siphon Replacement Project. We served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

•	Walt Disney World Projects. We provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilion’s at Epcot Center, the Splash Mountain amusement park ride, and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

•	Orange County, Florida Convention Center. We provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for multiple phases of this one million square-

foot modern convention center, a complex, multi-level facility constructed in the Orlando, Florida area. The project required 6,000 tons of structural steel.

•	Tropicana Storage Facility. We provided the fabrication and erection of the structural steel housing facility for several one million gallon steel fruit juice storage tanks for Tropicana Products, Inc.’s juice storage center in Fort Pierce, Florida.

•	Universal Studios. We were a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

•	National and Regional Customers. We are a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson’s, Inc.

Business Operations

      The primary services we provide are engineering and preparation of detail drawings, shop fabrication, and field erection. Following is a description of our principal services.

      Design/ Build Expertise. During the design phase of a project, our registered structural engineers review preliminary and completed steel designs and make recommendations regarding types of connections, spans, possible panelization of areas, savings on fabrication techniques, and methods of erection. An integral part of this design phase is preparing a guaranteed maximum price as well as budget pricing as required.

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

Project Management

      All contracts awarded to us are assigned a project number, which is used to track each steel component and man-hour associated with the project through the entire construction process. All project drawings, specifications, and completion schedules on a project are reviewed by our senior management and all projects are assigned to one or more project managers, who assume primary responsibility for all aspects of the project. Often a project manager assigned to a given project will have significant experience in similar projects. A project manager generally will be responsible for one to five projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences of steel groups that follow the anticipated erection or fabrication path. Each sequence follows a timeline and the status is continually monitored. Project managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays. We provide production bonuses to our project managers based on, among other factors, the achievement of lower costs on a project than the estimated costs used to formulate the initial bid or prices of subsequent change orders, and the ability to minimize costs or cost overruns on particularly complex projects or projects that exceed initial cost estimates.

      We believe that a key factor in our success has been our ability to provide, through our in-house personnel, valuable input and assistance to general contractors, engineering firms, and other customers with respect to overall project design of fabrication and erection sequences and other critical project decisions. This often results in overall project cost savings and efficiencies and helps to solidify key customer relationships. In addition to our centralized project management, we also use a high percentage of skilled erection employees local to projects and utilize advanced scheduling systems to enhance our ability to provide project management services to customers complementary to our core engineering, detail drawing, shop fabrication, and field erection services.

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

Sales and Estimating

      Sales managers lead our domestic sales and marketing efforts. Each sales manager is responsible primarily for our estimating, sales, and marketing efforts in defined geographic areas, including the emerging South American and Mexican markets. In addition, we employ full-time project estimators and chief estimators. Our sales representatives maintain relationships with general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. We generate future project reports to track the weekly progress of new opportunities. Our sales efforts are further supported by most of our executive officers and engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

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

Contracting Methods and Performance Bonding

      Our projects are awarded through a competitive bid process or are obtained through negotiation, in either case generally using one of three types of contract pricing approaches: fixed price, cost-plus pricing or unit cost pricing. Under the fixed price approach, we agree to a price fixed in the contract, subject to adjustment only for change orders approved by the customer, which permits us to retain any cost savings but obligates us to absorb cost overruns. Historically, the majority of our contracts have been fixed-price arrangements. Under the cost-plus arrangement, we receive a specified fee in excess of our direct labor and material cost, up to a maximum amount, an arrangement that protects us against cost overruns and sometimes benefits us directly from cost savings. Under unit cost pricing, we receive a specified fee based on pounds or tons of fabricated steel shipped. Such fee includes all material, labor, overhead and profit mark-ups to prepare the steel to the customer’s requirements. Steel fabricated and shipped in excess of quantities quoted is billed to the customer at the original unit cost price per pound or ton.

      While customers may consider a number of factors — including availability, capability, reputation, and safety record — we believe price and the ability to meet customer-imposed project schedules are the principal factors on which we obtain contracts. Generally, our contracts and projects vary in length from one to 12 months, depending on the size and complexity of the project, project owner demands, and other factors.

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

Backlog

      We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments, letters of intent, notices to proceed and purchase orders as the potential future revenues to be recognized upon performance of contracts and potential contracts. Backlog increases as new contract commitments, letters of intent, notices to proceed and purchase orders are obtained, decreases as work is performed and the related revenues are recognized, and increases or decreases as modifications in work are performed under a contract. At December 31, 2002, our backlog was $112.6 million ($52.4 million under contracts or purchase orders and $60.2 million under letters of intent), of which approximately $46.6 million was attributable to Arizona Cardinals Multipurpose Facility. Backlog at December 31, 2001 was $161.3 million. With the exception of the $46.6 million backlog related to the Arizona Cardinals Multipurpose Facility, we expect most of our backlog as of December 31, 2002 to be recognized as revenues in 2003. A portion of the revenues on the Arizona Cardinals Multipurpose Facility project, which we are unable to estimate at this time, will not be recognized as revenues until 2004 and 2005.

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

Governmental Regulation

      Our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder in the United States. With respect to our international operations, we are subject to a number of laws and regulations, including those relating to taxation of our earnings and earnings of our personnel and our use of local personnel and suppliers. Our operations are subject to the risk of changes in federal, state, local, and foreign laws and policies which may impose restrictions on our operations, including trade restrictions, expropriation or nationalization decrees, confiscatory tax systems, primary or secondary boycotts or embargoes directed at specific countries, import restrictions or other trade barriers, and mandatory sourcing rules, any of which could, if adopted or implemented, materially and adversely affect us. We believe that we are in material compliance with the laws and regulations under which we and our operations are currently governed and have no reason to believe that future compliance with such laws and regulations will have a material adverse effect on our operations. We cannot determine, however, to what extent our future operations and earnings may be affected by new legislation, new regulations, or changes in or new interpretations of existing regulations.

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

Employees

      As of December 31, 2002, we employed approximately 1,300 people. The number of persons we employ on an hourly basis fluctuates directly in relation to the amount of business we perform. Certain of the fabrication and erection personnel we employ are represented by the United Steelworkers of America, the International Association of Bridge, Structural and Ornamental Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. We are a party to several separate collective bargaining agreements with these unions in certain of our current operating regions, which expire (if not renewed) at various times in the future. Most of our collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. We consider our relationship with our employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to our own labor relations, we have not experienced a work stoppage or other labor disturbance.

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

Available Information

      Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through our website (www.schuff.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2	Properties

      Our manufacturing facilities and executive and administrative offices are located at the following sites:

Location	Size (Sq. ft.)	Owned/ Leased		Products/ Services

Phoenix, Arizona	400,000	Leased	(1)	Fabrication shop; operations, erection, engineering and detailing offices
Gilbert, Arizona	145,000	Leased	(2)	Fabrication shop
Phoenix, Arizona	22,000	Leased	(3)	Executive, finance, administration, estimating and sales offices
Tustin, California	180	Leased		Sales office
Lockhart, Florida	144,000	Owned		Fabrication shop; sales, executive and operations offices; maintenance yard; steel truss plant
Albany, Georgia	102,000	Owned		Fabrication shop; executive, operations and estimating offices
Atlanta, Georgia	3,600	Leased		Sales office
Quincy, Florida	140,000	Owned		Steel joist and long span truss manufacturing plant
Buckeye, Arizona	100,000	Owned		Steel joist and long span truss manufacturing plant
Houston, Texas	43,000	Owned		Fabrication shop; sales, estimating, operation and administrative offices
National City, California	26,000	Owned		Fabrication shop; operations, sales, estimating and administrative offices
Englewood, Colorado	2,934	Leased		Operations, sales, estimating and administrative offices
Seattle, Washington	1,300	Leased		Operations, sales, estimating and administrative offices

(1)	We lease this facility from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the “Schuff Partnership”). This lease expires on February 28, 2017. During 2002, we amended the lease. The annual rent was reduced to $463,000 from $621,000. With a 30-day written notice, the Schuff Partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

(2)	We lease this facility from the Schuff Partnership under a lease expiring on February 28, 2017. During 2002, we amended the lease. The annual rent was reduced to $242,000 from $349,000. With a 30-day written notice, the Schuff Partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

(3)	We lease this facility from the Schuff Partnership under a lease expiring April 30, 2017. During 2002, we amended the lease. The annual rent was reduced to $104,000 from $139,000. With a 30-day written notice, the Schuff Partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

      Under each of the foregoing leases, we are also obligated to pay all taxes, insurance and maintenance costs.

Item 3	Legal Proceedings

      Construction in general and the fabrication and erection of structural steel and heavy steel plate in particular involve a high degree of operational risk. Adverse weather conditions, operator and other error, and other unforeseen factors can cause personal injury or loss of life, severe damage to or destruction of property and equipment, and suspension of operations. Litigation arising from such occurrences may result in us being named as a party to lawsuits asserting substantial claims or to administrative or criminal actions that may involve substantial monetary penalties or the restriction of our operations in one or more jurisdictions. We are a defendant in lawsuits from time to time, including lawsuits arising in the normal course of business. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits, our management believes that the ultimate outcome will not have a material adverse effect on our operations or liquidity.

      We maintain workers compensation insurance that provides full coverage of statutory workers compensation benefits. We also maintain employer liability insurance in our principal geographic markets in amounts of $1.0 million per accident for bodily injury by accident and $1.0 million per employee (and as a policy limit) for bodily injury from disease and commercial general liability insurance in the amount of $1.0 million. In addition, we maintain umbrella coverage limits of $20.0 million. We also maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of our facilities and property. All policies are subject to various deductibles and coverage limitations. Although our management believes that our insurance is adequate for our present needs, there can be no assurance that we will be able to maintain adequate insurance at premium rates that our management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

      We periodically review the need to maintain a litigation reserve. Currently, we do not believe any reserves for our ongoing litigation are required. We seek to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that our efforts to mitigate losses will be successful or that any losses incurred will not increase our insurance or estimated reserves thereon.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against our subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1.1 million of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22.0 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputes liability and claims that Clark Construction and its subcontractors delayed the project and are not entitled to any additional monies. We believe we are entitled to payment of Addison’s claim and do not believe that we are liable under any potential counterclaim.

      On February 13, 2002, our subsidiary, Schuff Steel Company, instituted a lien foreclosure lawsuit against Peck/Jones Construction Company, OC America, and others, in Los Angles County Court, State of California relating to structural steel work done on the Sherman Oaks Galleria Project in Sherman Oaks, California. Schuff Steel is currently owed the principal sum of approximately $1.4 million in unpaid contract balance, retention and/or unpaid change orders by the general contractor. Until February 2003, no back-charges had been claimed against Schuff Steel, and Peck/Jones represented that it was simply in close-out negotiations with the owner. Peck/Jones now has purportedly closed-out the project with the owner and has asserted for the first time back-charges in excess of $1.0 million dollars against Schuff Steel Company. We believe that the back-charges are frivolous and will continue to vigorously pursue this matter to a satisfactory resolution.

      On October 24, 2002, a union organizer and several employees brought a lawsuit against our subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. We deny any knowing violation of the California wage and hour laws and believe the lawsuit was improperly brought as part of its union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister has objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister. The Local Region of the NLRB denied Bannister’s objections to the election in late February 2003. Bannister has appealed that decision to the NLRB in Washington D.C. and will vigorously pursue a new election. We intend to vigorously pursue these matters to a satisfactory resolution.

Item 4	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5	Market for the Registrant’s Common Equity Securities and Related Stockholder Matters

      Since July 15, 1999, our common stock has been traded on the American Stock Exchange under the symbol “SHF.” Prior to that date, our common stock was traded on the Nasdaq National Market under the symbol “SHUF.” The common stock commenced public trading on July 1, 1997 in connection with our initial public offering. The following table sets forth the high and low last sale prices of the common stock, as reported by the American Stock Exchange for the periods indicated:

	Market Price

	High	Low

Fiscal Year 2001
First Quarter	$5.60	$2.625
Second Quarter	$6.50	$3.70
Third Quarter	$6.40	$3.25
Fourth Quarter	$3.36	$2.40
Fiscal Year 2002
First Quarter	$3.45	$2.28
Second Quarter	$3.00	$2.38
Third Quarter	$2.75	$1.25
Fourth Quarter	$1.65	$1.10
Fiscal Year 2003
First Quarter (through March 14, 2003)	$1.40	$1.20

      As of March 14, 2003, we believe there were approximately 1,400 beneficial owners of our common stock.

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

     Control by Majority Shareholders; Ability to Issue Preferred Stock

      Mr. David A. Schuff, our Chairman and co-founder, and Mr. Scott A. Schuff, our President, Chief Executive Officer, co-founder and a member of our Board of Directors, collectively control the voting of approximately 72% of our outstanding common stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting our sale or merger. In addition, our Certificate of Incorporation authorizes us to issue shares of “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the common stock.

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

     Shares Eligible for Future Sale

      There were 6,993,564 shares of common stock outstanding as of March 14, 2003. Of these shares, 1,971,364 shares of common stock are freely tradable. The 5,022,200 remaining shares of common stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. All of the outstanding “restricted securities” have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of common stock in the market or the availability of shares of common stock for sale under Rule 144 will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock in the open market could adversely affect the prevailing market price of the common stock and may make it more difficult for us to sell our equity securities in the future on terms we deem appropriate.

Item 6	Selected Financial Data

      The following sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2002. The selected annual historical consolidated statement of income (loss) and balance sheet data is derived from our Consolidated Financial Statements audited by independent auditors. For additional information, see our Consolidated Financial Statements and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to our Consolidated Financial Statements and Notes thereto.

	Year Ended December 31

	1998(1)	1999	2000	2001	2002

	(in thousands, except per share data)
STATEMENT OF INCOME DATA
Revenues	$189,940	$236,832	$278,095	$234,061	$230,985
Cost of revenues	160,647	191,578	221,557	187,977	197,299

Gross profit	29,293	45,254	56,538	46,084	33,686
General and administrative expenses	15,509	24,102	30,734	30,199	24,869
Goodwill amortization	931	2,156	2,165	2,165	—

Operating income	12,853	18,996	23,639	13,720	8,817
Interest expense	(6,812)	(11,752)	(11,711)	(10,875)	(10,542)
Other income	1,733	1,307	1,105	1,667	1,626

Income (loss) before income tax provision (benefit), minority interest and cumulative effect of a change in accounting principle	7,774	8,551	13,033	4,512	(99)
Income tax provision (benefit)	3,453	3,401	5,506	2,037	(287)

Income before minority interest and cumulative effect of a change in accounting principle	4,321	5,150	7,527	2,475	188
Minority interest in loss of subsidiaries	—	—	—	—	32

Income before cumulative effect of a change in accounting principle	4,321	5,150	7,527	2,475	220
Cumulative effect of a change in accounting principle	—	—	—	—	(29,591)

Net income (loss)	$4,321	$5,150	$7,527	$2,475	$(29,371)

Basic income (loss) per share:
Income per share before cumulative effect of a change in accounting principle	$0.62	$0.73	$1.06	$0.34	$0.03
Cumulative effect per share of a change in accounting principle	—	—	—	—	(4.11)

Net income (loss) per share	$0.62	$0.73	$1.06	$0.34	$(4.08)

Diluted income (loss) per share:
Income per share before cumulative effect of a change in accounting principle	$0.60	$0.73	$1.06	$0.33	$0.03
Cumulative effect per share of a change in accounting principle	—	—	—	—	(4.11)

Net income (loss) per share	$0.60	$0.73	$1.06	$0.33	$(4.08)

Weighted average shares used in computation:
— basic	7,014	7,046	7,129	7,227	7,199
— diluted	7,169	7,063	7,129	7,394	7,199
OPERATING DATA
Backlog(2)	$132,940	$165,426	$130,537	$161,304	$112,559

	Year Ended December 31

	1998(1)	1999	2000	2001	2002

	(in thousands, except per share data)
BALANCE SHEET DATA
Cash and cash equivalents	$15,431	$6,784	$11,073	$4,586	$10,755
Restricted funds on deposit(3)	2,574	2,710	—	—	3,468
Costs and recognized earnings in excess of billings on uncompleted contracts(4)	11,861	16,100	9,575	15,293	16,139
Billings in excess of costs and recognized earnings on uncompleted contracts(4)	7,025	8,864	12,713	8,802	13,521
Property and equipment, net	20,850	25,322	29,908	30,111	27,132
Total assets	165,588	171,363	179,043	171,101	148,345
Long term debt, excluding current portion	103,870	101,390	100,159	95,500	91,170
Stockholders’ equity	$29,135	$34,550	$42,400	$45,122	$15,354

(1)	Gives effect to our acquisitions of Addison and Quincy on June 4, 1998, Six on August 31, 1998, and Bannister on October 15, 1998, which were accounted for under the purchase method of accounting. Financial information relating to Addison, Quincy, Six and Bannister has been included subsequent to the respective acquisition dates.

(2)	Backlog is the amount of potential future revenues to be recognized upon performance of contracts, letters of intent, notices to proceed and purchase orders awarded to us. Backlog increases as new contract commitments, letters of intent, notices to proceed and purchase orders are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract or potential contract. Of our $112.6 million backlog as of December 31, 2002, approximately $46.6 million was attributable to the Arizona Cardinals Multipurpose Facility.

(3)	Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts. In 1998 and 1999, they were maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. In 2002, they were maintained as security for $3.1 million of the letters of credit outstanding for the benefit of our workers’ compensation insurance provider.

(4)	We recognize revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours, commencing when work begins. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts.

Item 7     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information regarding our financial and operating position as of December 31, 2001 and 2002, and our results of operations for the years ended December 31, 2000, 2001 and 2002. This discussion should be read in conjunction with the preceding “Selected Financial Data” and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

Recent Developments

      During 2002, the commercial construction industry experienced a dramatic downturn as a result of macroeconomic conditions and increasing geopolitical uncertainty, especially regarding possible U.S. military action in the Middle East. These factors, as well as extreme pricing pressure from local and regional competitors, resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. In addition, to the extent that we experience a decreased demand for our products, we must manage our capacity in an effort to cover our fixed operating costs. The net results were lower revenues and depressed gross margins across all of our business units and in projects both large and small.

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

     Revenue Recognition

      We perform our services primarily under fixed-price contracts and recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, we have made an estimate of the amount that will be paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

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

     Goodwill Impairment

      We assess the impairment of goodwill on an annual basis as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” When we determine that the carrying value of goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. SFAS No. 142 requires an assessment of goodwill upon adoption and at least annually thereafter, using a two step methodology. Based upon the assessment at adoption, we recorded a transitional impairment loss of $29.6 million, or $4.11 per basic and diluted earnings per share, as a cumulative effect of an accounting change at the beginning of the first quarter of 2002. We completed our first annual assessment of goodwill as of October 31, 2002. Our assessment determined that the fair value exceeded the carrying value of the assets.

     Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we feel that our deferred tax assets will be recovered from future taxable income. At December 31, 2002, our net deferred tax asset was $405,000.

     Legal Contingencies

      We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position or results of operations. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our financial position or results of operations.

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

      We obtain contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 2002, 2001 and 2000, most of our revenues were derived from projects performed pursuant to fixed price contracts. In bidding or negotiating contracts, we must estimate our costs, including projected increases in labor, material, and service costs. Project duration typically lasts from one to 12 months.

      We recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, we have made an estimate of the amount that will be paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

      Cost of revenues consists of the costs of materials, equipment, direct labor, fringe benefits, and indirect costs associated with detailing, project management, fabrication and erection, including rent, depreciation and supervisory labor. Other costs not associated with specific projects are included in general and administrative expenses.

      Gross profit margins can be positively and negatively affected by large, more complex projects, the percentage of negotiated contracts relative to competitively bid contracts, the number and scope of contract modifications, and improvements in operating efficiencies. The competitive environment, construction delays, inefficient or underutilization of our resources, availability and cost of materials and labor, the timing and performance of work by other contractors, weather conditions and construction site conditions, can adversely affect gross profit margins.

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

Results of Operations

      The following table sets forth for the periods indicated certain financial data as a percentage of revenues:

	Years Ended December 31

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues	79.7	80.3	85.4

Gross profit	20.3	19.7	14.6
General and administrative expenses	11.0	12.9	10.8
Goodwill amortization	0.8	0.9	—

Operating income	8.5	5.9	3.8
Interest expense	(4.2)	(4.6)	(4.6)
Other income	0.4	0.7	0.8

Income before income tax provision (benefit), minority interest and cumulative effect of a change in accounting principle	4.7	2.0	—
Income tax provision (benefit)	2.0	0.9	(0.1)

Income before minority interest and cumulative effect of a change in accounting principle	2.7	1.1	0.1
Minority interest in loss of subsidiaries	—	—	—

Income before cumulative effect of a change in accounting principle	2.7	1.1	0.1
Cumulative effect of a change in accounting principle	—	—	(12.8)

Net income (loss)	2.7%	1.1%	(12.7)%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Revenues. Revenues decreased by 1.3% to $231.0 million in 2002 from $234.1 million in 2001. The decrease in revenues was primarily a result of the aforementioned downturn in the commercial construction industry. The average revenues for our 10 largest revenue generating projects were $6.8 million in 2002 versus $5.7 million in 2001. This increase was primarily due to the three largest projects in 2002 generating revenues from $10.2 million to $15.5 million compared with the three largest projects in 2001 generating revenues from $6.3 million to $11.6 million

      Gross profit. Gross profit decreased 26.9% to $33.7 million in 2002 from $46.1 million in 2001 due primarily to cost overruns on some projects coupled with the decreases in gross profit percentage. As a percentage of revenues, gross profit decreased to 14.6% in 2002 from 19.7% in 2001, primarily due to the receipt of a number of lower margin projects in late 2001 and into 2002. We accepted these projects to sustain our volume and keep our shops at capacity.

      During the year ended December 31, 2002, costs associated with the project management department at our Commercial-Southwest segment were charged directly to projects and were therefore included in the cost of revenues. In order to conform with the 2002 presentation, $2.3 million and $1.8 million of project management costs for the Pacific Southwest segment were reclassified from general and administrative expenses to cost of revenues in the years ended December 31, 2001 and 2000, respectively. Costs of the project management departments of our other segments continue to be included in the cost of revenues for all periods presented.

      During the year ended December 31, 2002, payroll costs associated with certain departments at our Commercial-Southeast segment were included in general and administrative expenses. In order to conform with the 2002 presentation, $2.8 million of these payroll costs were reclassified from cost of revenues to general and administrative expense for each of the years ended December 31, 2001 and 2000. The payroll costs of these departments of our other segments continue to be included in general and administrative expenses for all periods presented.

      General and administrative. General and administrative expenses decreased by 17.6% to $24.9 million in 2002 from $30.2 million in 2001. The decrease in general and administrative expense was primarily due to the $2.5 million stock option buyout incurred in 2001 but not in 2002 and our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues decreased to 10.8% in 2002 from 12.9% in 2001. The decrease was primarily a result of our continued effort to reduce costs to help offset the decrease in revenues and gross profit. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, and support services.

      Interest expense. Interest expense was $10.5 million in 2002 compared to $10.9 million in 2001. The decrease in interest expense was primarily attributable to the reduction of long term debt during 2001 and 2002. Interest expense is primarily attributable to our remaining $91.0 million 10 1/2% Senior Notes issued in June 1998.

      Other income. Other income decreased 2.5% to $1.6 million in 2002 from $1.7 million in 2001.

      Income tax benefit and expense. Income tax benefit for 2002 was $287,000 which represents an effective tax benefit rate of approximately 289.9%. Income tax expense for 2001 was $2.0 million, which represents an effective tax rate of 45.1%. We had a large tax benefit in 2002 due to the recognition of approximately $314,000 of research and development credits and $160,000 of refunds received in 2002 related to prior years. In 2001, the effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which was not deductible for tax purposes.

      Cumulative Effect of a Change in Accounting Principle. We adopted SFAS No. 142 on January 1, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the year ended December 31, 2002 and incurred a noncash transitional impairment charge of $29.6 million.

      Net loss and income. As a result of the factors discussed above, we had a net loss of $29.4 million in 2002 compared to net income of $2.5 million in 2001.

      Backlog. Backlog decreased by 30.2% to $112.6 million at December 31, 2002 compared to $161.3 million at December 31, 2001. The $48.7 million decrease in backlog compared to December 31, 2001 was primarily the result of the overall continued slowdown in the commercial construction sector, especially in the market for mega-projects. Of the backlog at December 31, 2002, approximately $46.6 million was attributable to the Arizona Cardinals Multipurpose Facility.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Revenues decreased by 15.8% to $234.1 million in 2001 from $278.1 million in 2000. The decrease in revenues was primarily a result of the aforementioned downturn in the commercial construction industry. The average revenues for our 10 largest revenue generating projects were $5.7 million in 2001 versus $9.5 million in 2000. This decrease was primarily due to one project in Colorado that generated approximately $29.4 million of revenue in 2000 but did not generate comparable revenues in 2001.

      Gross profit. Gross profit decreased 18.5% to $46.1 million in 2001 from $56.5 million in 2000 due primarily to the 15.8% decrease in revenues coupled with a decrease in gross profit percentage during the fourth quarter of 2001. As a percentage of revenues, gross profit decreased to 19.7% in 2001 from 20.3% in 2000, primarily due to the aforementioned downturn in the commercial construction industry during the third and fourth quarters of 2001.

      General and administrative. General and administrative expenses decreased by 1.7% to $30.2 million in 2001 from $30.7 million in 2000. The decrease in general and administrative expense was primarily due to the decrease in legal fees and other professional fees and the $1.8 million write-off of capitalized costs associated with computer software developed for internal use in 2000, offset by the $2.5 million stock option buyout in

2001. General and administrative expenses as a percentage of revenues increased to 12.9% in 2001 from 11.0% in 2000. The increase was primarily a result of decreased revenues during 2001. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, and support services.

      Goodwill amortization. Goodwill amortization was $2.2 million for the years ended December 31, 2001 and 2000. Goodwill amortization represents the amortization of the excess of cost over the fair value of net assets acquired from the Addison, Quincy, Six, and Bannister business combinations. The goodwill was being amortized on a straight-line basis over 25 years, however, the amortization of goodwill ceased in 2002 (see Note 2 to the Consolidated Financial Statements).

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

      Income tax expense. Income tax expense for 2001 was $2.0 million which represents an effective tax rate of approximately 45.1% compared to $5.5 million in 2000 which represented a 42.2% effective tax rate on earnings. The effective tax rate is higher than the federal statutory rates primarily because of state income taxes and the amortization of goodwill, which is not deductible for tax purposes. The increase in the effective tax rate from 2000 to 2001 is primarily due to the large impact of the nondeductability of goodwill for tax purposes because of decreased income before taxes in 2001.

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

Liquidity and Capital Resources

      We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. At December 31, 2002, we had no outstanding borrowings under our line of credit, with approximately $7.7 million available for borrowings, and working capital of approximately $62.7 million. We believe that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near term operating needs.

      Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $10.7 million and $3.2 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $4.8 million increase in accounts payable, and $4.7 million increase in billings in excess of costs and recognized earnings on uncompleted contracts offset by a $3.5 million increase in restricted funds on deposit and a $2.5 million increase in receivables. For the year ended December 31, 2001, operating cash flows were more than net income primarily due to non-cash charges of $6.7 million related to depreciation and amortization and a $4.1 million decrease in inventories, offset by a $5.7 million increase in costs and recognized earnings in excess of billings on uncompleted contracts and a $3.9 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts. Cash used in investing activities totaled $564,000 for the year ended December 31, 2002 and $4.3 million for the year ended December 31, 2001, including purchases of property and equipment of $1.0 million in 2002 and $4.4 million in 2001. Financing activities required $3.9 million and $5.4 million for the years ended December 31, 2002 and 2001, respectively.

      We renegotiated our bank credit facility in December 2002 and voluntarily reduced the facility from $15.0 million to $10.0 million. The credit facility now matures on December 31, 2003, and is available for working capital and general corporate purposes. The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. At December 31, 2002, there was approximately $7.7 million of credit available under the credit facility for borrowings, after it was reduced by approximately $2.3 million of outstanding letters of credit. We also have an additional $3.1 million of outstanding letters of credit that are not under the $10.0 million credit facility. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the December 31, 2002 balance sheet.

      The credit facility also requires that we maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth and quarterly profitability. The credit facility also contains other covenants that, among other things, limit our ability to pay cash dividends or make other distributions, repurchase our Senior Notes, incur additional indebtedness, change our business, merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10  1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of Addison, Quincy, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During both 2002 and 2001, we repurchased $4.5 million in principal amount of our Senior Notes at a discount on the open market.

      We have other long-term debt commitments under various capital lease obligations. The balance of these capital lease obligations was $211,000 at December 31, 2002 with interest at 10.0% and maturing in the years 2003 through 2006. See Note 6 to the Consolidated Financial Statements appearing elsewhere in this report.

      We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years pursuant to the Consumer Price Index. Our annual rental payments for the three leases were $1.0 million in 2002. During 2002, we amended the leases. The annual rent was reduced to $800,000 from $1.1 million. With a 30-day written notice, the partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged. See Item 2. “Properties.”

      We estimate that our capital expenditures for 2003 will be approximately $1.7 million. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Contractual Obligations and Commercial Commitments

	Payments Due by Period

Contractual		Less than			After
Obligations	Total	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Long-Term Debt	$91,040	$—	$—	$—	$91,040
Capital Lease Obligations	211	81	130	—	—
Operating Leases	15,646	983	3,371	2,220	9,072
Total Contractual Cash Obligations	$106,897	$1,064	$3,501	$2,220	$100,112

	Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than			After
Commitments	Committed	1 year	1-3 years	4-5 years	5 years

	(in thousands)
Line of Credit	$7,650	$7,650	$—	$—	$—
Standby Letters of Credit	5,471	5,471	—	—	—
Total Commercial Commitments	$13,121	$13,121	$—	$—	$—

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets with infinite lives and became effective January 1, 2002. The rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 did not have a material impact on us.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have elected to adopt this statement early and have included gains on extinguishment of debt in the amounts of $748,000 and $151,000 in other income in 2002 and 2001, respectively.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after

December 15, 2002. We did not have any guarantees as of December 31, 2002, and we do not believe the implementation of FIN 45 will have a material effect on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. We have adopted the new disclosure requirements for 2002 and are evaluating the impact if we were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which we obtain an interest after that date. We must adopt FIN 46 in the first interim or annual period beginning after June 15, 2003 for any VIEs created before February 1, 2003. We are currently assessing the application of FIN 46 as it relates to our operations, but have not determined what effect, if any, the implementation of FIN 46 will have on our financial position or results of operations. Management believes that we did not have any VIEs as of December 31, 2002.

Factors That May Affect Future Results and Financial Condition

      Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters,” could adversely affect our future operating results, financial condition, and the market price of our common stock.

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

     Variations in Backlog; Dependence on Large Contracts

      Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $60.2 million, representing 53.5% of our backlog at December 31, 2002, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more large contracts are terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political and site selection considerations have caused a delay in the start of construction of the Arizona Cardinals Multipurpose Facility, which currently accounts for $46.6 million of our current backlog. To the extent that any further political or other considerations delay this project, the recognition of revenue we anticipate from this project will also be delayed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

     Fixed Price Contracts

      Most of our $112.6 million backlog at December 31, 2002 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of our operations for any period.

     Geographic Concentration

      Our fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California and Texas. Because of this concentration, future construction activity and our business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

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

     Forward-Looking Statements

      This Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Such forward-looking statements included in this Form 10-K include our belief that we are well positioned to complete smaller projects throughout the U.S. Sunbelt; diversifying our revenue base with smaller projects will reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects; further delays on the Arizona Cardinals Multipurpose Facility could occur; our bonding capacity provides a competitive advantage; our insurance is adequate for our present needs; and we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near term operating needs. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-

looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings,” the Notes to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instrument

      During 2001 and 2002, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments.

Primary Market Risk Exposure

      We are potentially exposed to market risk associated with changes in interest rates primarily as a result of our initial $100.0 million 10  1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $91.0 million Senior Notes. At December 31, 2002, the fair value of the Senior Notes was approximately 80.0% of par or $72.8 million. From January 1, 2002 to December 31, 2002, the Senior Notes had a fair value that was as low as 73.0% of par and as high as 96.6% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 8	Financial Statements and Supplementary Data

      The Independent Auditors’ Report and Consolidated Financial Statements of Schuff International, including the Notes to such statements, are set forth on pages 43-75.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Ernst & Young LLP served as our independent auditors for the fiscal years ended December 31, 2001 and 2000. Our contract for services with Ernst & Young LLP expired upon completion of the 2001 audit and on June 3, 2002, we notified Ernst & Young LLP that we had approved the engagement of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2002. The decision to change independent auditors was not made as the result of a disagreement of any kind. The change was recommended by our Audit Committee and approved by our Board of Directors.

      The audit reports of Ernst & Young LLP on our consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the fiscal years ended December 31, 2001 and 2000 and the interim periods subsequent to December 31, 2001 through June 3, 2002, there were no disagreements between Schuff International and Ernst & Young LLP as to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which such disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304 (a) (1) (iv) of Regulation S-K. During the fiscal years ended December 31, 2001 and 2000 and the interim periods subsequent to December 31, 2001 through June 3, 2002, there have been no reportable events (as defined in Item 304 (a) (1) (iv) of Regulation S-K).

      We did not consult with Deloitte & Touche LLP prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the financial statements of Schuff International or any matter that was either the subject of disagreement or a reportable event within the meaning of Item 304 (a) (1) of Regulation S-K.

PART III

Item 10	Directors and Executive Officers of the Registrant

      Information regarding (i) our directors and executive officers is set forth under the caption “Information Concerning Directors and Executive Officers” and (ii) compliance with Section 16(a) is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement relating to our 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) and is incorporated by reference into this Form 10-K Report, which will be filed with the Commission in accordance with Rule 14a-6 promulgated under the Exchange Act. With the exception of the foregoing information and other information specifically incorporated by reference into this report, our 2003 Proxy Statement is not being filed as a part hereof.

Item 11	Executive Compensation

      Information regarding executive compensation is set forth under the caption “Executive Compensation” in the 2003 Proxy Statement, which information is incorporated herein by reference; provided, however, that the “Report of the Compensation Committee on Executive Compensation” and the “Stock Price Performance Graph” contained in the 2003 Proxy Statement are not incorporated by reference herein.

Item 12	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions of management is set forth under the caption “Certain Transactions and Relationships” in the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 14	Controls and Procedures

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

Item 15                     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements

      The following documents are filed as part of this Annual Report on Form 10-K:

      (a)(2) Financial Statement Schedules

      The financial statement schedules have been omitted since the information required to be set forth therein is contained elsewhere herein.

      (a)(3) Exhibits

      The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1(a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.1(b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.1(c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.2	Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc. (6)
2.3	Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc. (7)
2.4	Agreement and Plan of Merger by and among Schuff Steel Company, Schuff International, Inc. and Schuff Merger Company dated June 29, 2001 (13)
3.1	Certificate of Incorporation of the Registrant (14)
3.2	Bylaws of the Registrant (14)
3.3(a)	Articles of Incorporation of B & K Steel Fabrications, Inc. (“B&K Steel”) (9)
3.3(b)	Articles of Amendment of B & K (9)
3.4	Bylaws of B & K (9)

Exhibit
Number	Description

3.5(a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”) (9)
3.5(b)	Articles of Amendment to the Articles of Incorporation of Addison (9)
3.6	Bylaws of Addison (9)
3.7(a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”) (9)
3.7(b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960 (9)
3.7(c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961 (9)
3.7(d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962 (9)
3.7(e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20,1966 (9)
3.7(f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968 (9)
3.7(g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981 (7)
3.8	Bylaws of Addison Steel (9)
3.9(a)	Articles of Incorporation of Quincy Joist Company (“Quincy”) (9)
3.9(b)	Articles of Amendment to the Articles of Incorporation of Quincy (9)
3.10	Bylaws of Quincy (9)
3.11(a)	Certificate of Incorporation of Schuff Steel Company (1)
3.11(b)	Certificate of Amendment of Certificate of Incorporation of Schuff Steel Company (1)
3.12	Bylaws of Schuff Steel Company (14)
4.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2	Form of Certificate representing Common Stock (1)
4.3	Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee (5)
4.4	Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc. (5)
4.5	Form of 10 1/2% Senior Note due June 1, 2008 (9)
10.1(a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.1(b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996 (1)
10.2(a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)
10.2(b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30,1995(1)
10.2(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.2(d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA (1)
10.2(e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA (1)
10.2(f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.2(g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.2(h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA (2)

Exhibit
Number	Description

10.2(i)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA (2)
10.2(j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona (2)
10.2(k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona (2)
10.2(l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona (2)
10.2(m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA (2)
10.3(a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)
10.3(b)	Variable Rate Line of Credit Note and Addendum dated June 30,1995 (1)
10.3(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.4	Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.5	Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA (1)
10.6	Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.7	Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (1)
10.7.1	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (3)
10.8	Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.8.1	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.9	Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.9.1	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.10	Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.10.1	Amendment dated September 1, 2002 to lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.11	Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan (1)*
10.12(a)	Schuff Steel Company 1997 Stock Option Plan (1)*
10.12(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998) (8)*
10.12(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan (1)*
10.12(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan (1)*
10.13	Form of Indemnity Agreement between the Registrant and its directors (1)
10.14(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (2)

Exhibit
Number	Description

10.15(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA (4)
10.15(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA (4)
10.19	Schuff Steel Company 1998 Director Compensation Plan (9)*
10.20(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA (6)
10.20(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA (11)
10.20(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA (12)
10.20(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA (12)
10.20(e)	Modification Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA (14)
10.20(f)	Security Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA (14)
10.20(g)	Security Agreement dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA (14)
10.20(h)	Security Agreement dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA (14)
10.20(i)	Security Agreement dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA (14)
10.20(j)	Pledge and Irrevocable Proxy Security Agreement dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA (14)
10.20(k)	Continuing Guaranty dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA (14)
10.20(l)	Continuing Guaranty dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA (14)
10.20(m)	Continuing Guaranty dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA (14)
10.20(n)	Borrowing Resolution dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA (14)
10.20(o)	Corporate Resolution of Bannister Steel, Inc. dated September 24, 2001 (14)
10.20(p)	Corporate Resolution of Quincy Joist Company dated September 25, 2001 (14)
10.20(q)	Corporate Resolution of Addison Steel, Inc. dated September 20, 2001 (14)
10.20(r)	Corporate Resolution of Six Industries, dated September 19, 2001 (14)
10.20(s)	Corporate Resolution of Schuff Steel Company, dated September 27, 2001 (14)
10.20(t)	Corporate Resolution of Aitken, Inc., dated September 19, 2001 (14)
10.20(u)	Corporate Resolution of On-Time Steel Management, Inc., dated September 18, 2001 (14)
10.20(v)	Modification Agreement dated March 18,2002 between the Registrant and Wells Fargo Bank, NA (14)
10.21	Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc. (5)
10.22	Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998 (10)

Exhibit
Number	Description

10.22(a)	Amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated November 12, 2001 (14)
10.22(b)	Second amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated September 5, 2002
10.23	Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998 (10)
10.23(a)	Amendment to the Employment Agreement by and among Quincy Joist Company, Schuff International, Inc. (fka Schuff Steel Company), and Sam Mahdavi, dated November 12, 2001 (14)
10.24	Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000 (12)
10.25	Amendment to the Employment Agreement by and among Bannister Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Ted F. Rossin, dated November 12, 2001 (14)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent auditors
23.2	Consent of Ernst & Young LLP, independent auditors
24.1	Power of Attorney of David A. Schuff
24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney of H. Wilson Sundt
24.5	Power of Attorney of Ted Rossin
24.6	Power of Attorney of Randy J. Eskelson
24.7	Power of Attorney of Sam Mahdavi
24.8	Power of Attorney of Glen S. Davis
99.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.3	Code of Ethics

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2001.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature		Title	Date

/s/ SCOTT A. SCHUFF Scott A. Schuff		President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ MICHAEL R. HILL Michael R. Hill		Vice President and Chief Financial Officer, Secretary, Treasurer and Director (Principal financial and accounting officer)	March 28 2003

* David A. Schuff		Chairman of the Board of Directors	March 28, 2003

* Dennis DeConcini		Director	March 28, 2003

* Edward M. Carson		Director	March 28, 2003

* H. Wilson Sundt		Director	March 28, 2003

*By:	/s/ MICHAEL R. HILL Michael R. Hill Attorney-in-Fact

CERTIFICATIONS

I, Scott A. Schuff, certify that:

      1) I have reviewed this annual report on Form 10-K of Schuff International, Inc.,

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT A. SCHUFF

Scott A. Schuff
Chief Executive Officer

Date: March 28, 2003

I, Michael R. Hill, certify that:

      1) I have reviewed this annual report on Form 10-K of Schuff International, Inc.,

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL R. HILL

Michael R. Hill
Chief Financial Officer

Date: March 28, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Schuff International, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheet of Schuff International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements of Schuff International, Inc. and subsidiaries for each of the years in the two year period ended December 31, 2001 were audited by other auditors whose report, dated February 15, 2002, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Schuff International, Inc and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 26, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Schuff International, Inc.

      We have audited the accompanying consolidated balance sheet of Schuff International, Inc. (formerly known as Schuff Steel Company) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schuff International, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Phoenix, Arizona

February 15, 2002

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(in thousands, except
	for share data)
ASSETS (Note 7)
Current assets:
Cash and cash equivalents	$10,755	$4,586
Restricted funds on deposit (Note 13)	3,468	—
Receivables (Note 3)	62,838	60,387
Income tax receivable	—	612
Costs and recognized earnings in excess of billings on uncompleted contracts (Note 3)	16,139	15,293
Inventories (Note 4)	4,714	7,214
Deferred tax asset (Note 8)	2,317	1,692
Prepaid expenses and other current assets	590	529

Total current assets	100,821	90,313
Property, plant and equipment, net (Note 5)	27,132	30,111
Goodwill, net	17,115	46,706
Other assets	3,277	3,971

	$148,345	$171,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,707	$7,885
Accrued payroll and employee benefits	5,015	4,422
Accrued interest	810	944
Other accrued liabilities (Note 6)	5,922	4,353
Billings in excess of costs and recognized earnings on uncompleted contracts (Note 3)	13,521	8,802
Income taxes payable (Note 8)	23	—
Current portion of long-term debt (Note 7)	81	—

Total current liabilities	38,079	26,406
Long-term debt, less current portion (Note 7)	91,170	95,500
Deferred income taxes (Note 8)	1,912	2,022
Other liabilities	1,713	2,051
Minority interest	117	—
Commitments and Contingencies (Notes 7, 9, 11, 12 and 13)
Stockholders’ equity (Notes 7 and 11):
Preferred stock, $.001 par value — authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value — authorized 20,000,000 shares, 7,372,894 and 7,262,519 shares issued; 6,937,094 and 7,262,519 outstanding, respectively	7	7
Additional paid-in capital	15,248	14,989
Retained earnings	755	30,126
Treasury stock (435,800 shares), at cost	(656)	—

Total stockholders’ equity	15,354	45,122

	$148,345	$171,101

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2002	2001	2000

	(in thousands, except per share data)
Revenues	$230,985	$234,061	$278,095
Cost of revenues	197,299	187,977	221,557

Gross profit	33,686	46,084	56,538
General and administrative expenses	24,869	30,199	30,734
Goodwill amortization	—	2,165	2,165

Operating income	8,817	13,720	23,639
Interest expense	(10,542)	(10,875)	(11,711)
Other income	1,626	1,667	1,105

(Loss) income before income tax (benefit) provision, minority interest and cumulative effect of a change in accounting principle	(99)	4,512	13,033
Income tax (benefit) provision	(287)	2,037	5,506

Income before minority interest and cumulative effect of a change in accounting principle	188	2,475	7,527
Minority interest in loss of subsidiaries	32	—	—

Income before cumulative effect of a change in accounting principle	220	2,475	7,527
Cumulative effect of a change in accounting principle	(29,591)	—	—

Net (loss) income	$(29,371)	$2,475	$7,527

Basic (loss) income per share:
Income per share before cumulative effect of a change in accounting principle	$0.03	$0.34	$1.06
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.34	$1.06

Diluted (loss) income per share:
Income per share before cumulative effect of a change in accounting principle	$0.03	$0.33	$1.06
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.33	$1.06

Weighted average shares used in computation:
Basic	7,199	7,227	7,129

Diluted	7,199	7,394	7,129

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

	(in thousands)
Balance at December 31, 1999	7,067	$7	$14,419	$20,124	$—	$34,550
Net income	—	—	—	7,527	—	7,527
Issuance of common stock	83	—	248	—	—	248
Issuance of stock awards	11	—	47	—	—	47
Amortization of unearned compensation for options issued below market	—	—	28	—	—	28

Balance at December 31, 2000	7,161	7	14,742	27,651	—	42,400
Net income	—	—	—	2,475	—	2,475
Issuance of common stock	91	—	202	—	—	202
Issuance of stock awards	9	—	39	—	—	39
Exercise of stock options	2	—	6	—	—	6

Balance at December 31, 2001	7,263	7	14,989	30,126	—	45,122
Net loss	—	—	—	(29,371)	—	(29,371)
Issuance of common stock	70	—	168	—	—	168
Issuance of stock awards	40	—	91	—	—	91
Purchase of treasury stock, at cost	(436)	—	—	—	(656)	(656)

Balance at December 31, 2002	6,937	$7	$15,248	$755	$(656)	$15,354

See accompanying notes

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Operating Activities
Net (loss) income	$(29,371)	$2,475	$7,527
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,427	6,652	6,489
Cumulative effect of a change in accounting principle	29,591	—	—
Gain from extinguishment of debt	(748)	(151)	—
Gain on disposals of property, plant and equipment	(79)	(41)	(101)
Gain on disposal of long-term investment	—	(107)	—
Deferred income taxes	(735)	(268)	(468)
Loss on write-off of other asset	—	—	1,842
Unearned compensation	—	—	28
Minority interest in loss of subsidiaries	(32)	—	—
Stock awards	91	39	47
Changes in operating assets and liabilities:
Restricted funds on deposit	(3,468)	—	2,710
Receivables	(2,451)	1,475	(9,894)
Costs and recognized earnings in excess of billings on uncompleted contracts	(846)	(5,718)	6,525
Inventories	2,500	4,104	(3,704)
Prepaid expenses and other current assets	(61)	(106)	972
Accounts payable	4,822	632	(2,799)
Accrued payroll and employee benefits	593	69	336
Accrued interest	(134)	(49)	(116)
Other accrued liabilities	1,569	(701)	1,806
Billings in excess of costs and recognized earnings on uncompleted contracts	4,719	(3,911)	3,849
Income taxes payable/ receivable	635	(2,811)	2,200
Other liabilities	(338)	1,638	(20)

Net cash provided by operating activities	10,684	3,221	17,229

Investing activities
Acquisitions of property, plant and equipment	(971)	(4,360)	(8,508)
Proceeds from disposals of property, plant and equipment	194	154	204
Proceeds from sale of long-term investment	—	132	—
(Increase) decrease in other assets	213	(228)	325

Net cash used in investing activities	(564)	(4,302)	(7,979)

Financing activities
Proceeds from revolving line of credit and long-term debt	—	1,689	69,742
Principal payments on revolving line of credit and long-term debt	(3,613)	(7,303)	(74,951)
Proceeds from exercise of stock options and stock purchase plan	168	208	248
Purchase of treasury stock	(656)	—	—
Minority interest	150	—	—

Net cash used in financing activities	(3,951)	(5,406)	(4,961)

Increase (decrease) in cash and cash equivalents	6,169	(6,487)	4,289
Cash and cash equivalents at beginning of year	4,586	11,073	6,784

Cash and cash equivalents at end of year	$10,755	$4,586	$11,073

See accompanying notes

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

2.     Summary of Significant Accounting Policies

Description of Business

      Schuff International, Inc. and its wholly-owned subsidiaries (“Schuff” or the “Company”) are primarily steel fabrication and erection contractors with headquarters in Phoenix, Arizona and operations in Arizona, Florida, Georgia, Texas and California. The Company’s construction projects are primarily in Arizona, Nevada, California, Florida, Georgia and Texas.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Schuff International, Inc. and all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Operating Cycle

      Balance sheet items expected to be paid or received within one year are classified as current. Assets and liabilities relating to long-term construction contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets, since they will be realized or liquidated in the normal course of contract completion, although completion may require more than one year.

Cash and cash equivalents

      Cash consists of cash in interest bearing checking accounts. The Company considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents

Inventories

      Inventories, primarily steel components, are stated at the lower of cost or market under the first-in, first-out method.

Long-Lived Assets with Definite Lives

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of property, plant and equipment with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost and depreciated over the estimated useful lives, which generally range from five to 30 years, of the related assets using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Amortization of leasehold improvements is included in depreciation and amortization.

Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment.

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

      In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002 the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.11 per basic and diluted earnings per share, was recognized as the cumulative effect of a change in accounting principle. The impairment charge resulted from declining results given current and expected future economic conditions in the Commercial-Pacific, Commercial-Southeast and Manufacturing-Other segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both an income and market multiple approach. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      The following table presents the pro forma financial results for the years ended December 31, 2002, 2001 and 2000, respectively, on a basis consistent with the new accounting principle:

	Year Ended December 31

	2002	2001	2000

	(in thousands, except per share
	data)
Reported net income before cumulative effect of a change in accounting principle	$220	$2,475	$7,527
Add back goodwill amortization	—	2,165	2,165

Adjusted net income before cumulative effect of a change in accounting principle	220	4,640	9,692
Cumulative effect of a change in accounting principle	(29,591)	—	—

Adjusted net (loss) income	$(29,371)	$4,640	$9,692

Basic (loss) income per share:
Income per share before the cumulative effect of a change in accounting principle	$0.03	$0.64	$1.36
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.64	$1.36

Diluted (loss) income per share:
Income per share before the cumulative effect of a change in accounting principle	$0.03	$0.63	$1.36
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.63	$1.36

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Commercial		Manufacturing

	Pacific	Southeast	Other	Total

		(in thousands)
Balance at December 31, 2001	$11,233	$23,536	$11,937	$46,706
Transitional impairment charge	8,924	12,098	8,569	29,591

Balance at December 31, 2002	$2,309	$11,438	$3,368	$17,115

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

      During the year ended December 31, 2000, management wrote off the remaining $1.8 million of accumulated costs. The costs are included in general and administrative expenses of the Commer-

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

cial-Southwest segment and on the consolidated statement of operations for the year ended December 31, 2000.

     Revenue and Cost Recognition

      The Company performs its services primarily under fixed-price contracts and recognizes revenues and costs from construction projects using the percentage of completion method. Under this method, revenue is recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of labor hours incurred to date to total estimated labor hours. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when the work is commenced, the Company has made an estimate of the amount that is probable of being paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

     Net Income (Loss) Per Common Share

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents.

     Stock Options

      The Company has a stock-based employee compensation plan, which is described in more detail in Note 10. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plan vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net income and earnings per

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	2002	2001	2000

	(in thousands)
Net (loss) income as reported	$(29,371)	$2,475	$7,527
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	462	—	565

Pro forma net (loss) income	$(29,833)	$2,475	$6,962

Net (loss) income per share-basic-as reported	$(4.08)	$0.34	$1.06

Pro forma net (loss) income per share — basic	$(4.14)	$0.34	$0.98

Net (loss) income per share-diluted-as reported	$(4.08)	$0.33	$1.06

Pro forma net (loss) income per share — diluted	$(4.14)	$0.33	$0.98

     Stock Purchase Plan

      The Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) effective January 1, 1999 whereby eligible employees (as defined) of the Company and its subsidiaries may purchase common stock of the Company through payroll deductions. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Subject to adjustments, the total number of shares reserved and available for issuance under the Stock Purchase Plan is 350,000 shares. The purchase price for each share of common stock purchased under the Stock Purchase Plan will equal 85% of the lesser of the fair market value of a share of common stock on the first day of an offering period or on the last day of an offering period. The offering period is defined as the period beginning January 1, 1999 and ending June 30, 1999, and every six-month period thereafter, with the second offering period beginning on July 1, 1999 and ending December 31, 1999. During 2002, 2001 and 2000, employees of the Company purchased an aggregate of approximately 70,000, 91,000 and 80,000 shares of common stock for an approximate amount of $168,000, $202,000 and $248,000, respectively.

Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, receivables, accounts payable, other accrued liabilities, and debt, excluding the Senior Notes, are carried at amounts that reasonably approximate their fair values at December 31, 2002. The fair value of the Company’s Senior Notes at December 31, 2002 was approximately $72.8 million based upon the open market price.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables. The Company maintains cash and cash equivalents and certain other financial instruments with large financial institutions. The Company performs periodic

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s customers tend to be larger general contractors on adequately funded projects and the Company has certain lien rights.

Use of Estimates

      The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company routinely evaluates its estimates, including those related to the extent of progress towards completion, contract revenues and contract costs on long-term contracts, bad debts, income taxes, long-lived assets, inventories, environmental matters and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Impact of Recently Issued Accounting Standards

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The rules apply to the classification and impairment analysis conducted on long-lived assets other than intangible assets and became effective January 1, 2002. The rules provide a single accounting treatment for the impairment of long-lived assets and implementation guidance regarding impairment calculations. This statement also modifies accounting and disclosure requirements for discontinued operations. The adoption of SFAS No. 144 did not have a material impact on the Company.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement to classify all gains and losses related to the extinguishment of debt as extraordinary items. As a result, such gains and losses may only be classified as extraordinary if they are both unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has elected to adopt this statement early and has included gains on extinguishment of debt in the amounts of $748,000 and $151,000 in other income in 2002 and 2001, respectively.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company did not have any guarantees at December 31, 2002 and does not believe the implementation of FIN 45 will have a material effect in its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results with a prescribed specific tabular format and requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent. The Company has adopted the new disclosure requirements for 2002 and is evaluating the impact if it was to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The Company must adopt FIN 46 in the first interim or annual period beginning after June 15, 2003 for any VIEs created before February 1, 2003. The Company is currently assessing the application of FIN 46 as it relates to its operations, but has not determined what effect, if any, the implementation of FIN 46 will have on its financial position or results of operations. Management does not believe that the Company has any VIEs at December 31, 2002.

     Reclassifications

      Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

3.     Receivables and Contracts in Progress

      Receivables consist of the following:

	December 31

	2002	2001

	(in thousands)
Contract receivables:
Contracts in progress	$47,829	$44,090
Unbilled retentions	14,524	15,810
Allowance for doubtful accounts	(318)	(320)

	62,035	59,580
Other receivables	803	807

	$62,838	$60,387

      Substantially all of the Company’s receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, and Texas.

      A summary of activity in the allowance for doubtful accounts is as follows:

Allowance for
Doubtful accounts

Balance at January 1, 2000	$(26)
Increase in allowance	(256)
Write-off of bad debts	—

Balance at December 31, 2000	(282)
Increase in allowance	(56)
Write-off of bad debts	18

Balance at December 31, 2001	(320)
Increase in allowance	(97)
Write-off of bad debts	99

Balance at December 31, 2002	$(318)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts at December 31, 2002 and 2001 consist of the following:

	December 31

	2002	2001

	(in thousands)
Costs incurred on contracts completed and in progress	$448,938	$637,399
Estimated earnings	73,496	125,559

	522,434	762,958
Less progress billings	519,816	756,467

	$2,618	$6,491

The above is included in the accompanying consolidated balance sheets under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$16,139	$15,293
Billings in excess of costs and recognized earnings on uncompleted contracts	(13,521)	(8,802)

	$2,618	$6,491

4.     Inventories

      Inventories consist of the following:

	December 31

	2002	2001

	(in thousands)
Raw materials	$4,632	$6,879
Finished goods	82	335

	$4,714	$7,214

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

5.     Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31

	2002	2001

	(in thousands)
Land	$5,657	$5,676
Buildings	11,837	11,491
Machinery and equipment	21,918	23,331
Leasehold improvements	3,164	3,119
Furniture and fixtures	449	718
Transportation equipment	1,701	1,780
Cranes	433	459
Office equipment	2,242	1,645
Detailing equipment	361	361
EDP equipment	3,454	3,461
Construction in progress	—	372

	51,216	52,413
Less accumulated depreciation and amortization	24,084	22,302

	$27,132	$30,111

6.     Other Current Liabilities

      Other current liabilities consists of the following:

	December 31

	2002	2001

	(in thousands)
Sales, use and property taxes	$525	$603
Workers’ compensation	2,530	2,653
Other	2,867	1,097

	$5,922	$4,353

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

7.     Long-Term Debt

      Long-term debt consists of the following:

	December 31

	2002	2001

	(in thousands)
Senior notes with interest payable semi-annually at 10 1/2 percent on June 1 and December 1, maturing in 2008	$91,040	$95,500
Obligations under capital leases	211	—

	91,251	95,500
Less current portion	81	—

	$91,170	$95,500

      On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10 1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of certain subsidiaries. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. During both 2002 and 2001, the Company repurchased $4.5 million in principal amount of its 10 1/2% senior notes at a discount on the open market. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries.

      The events of default under the indentures governing our Senior Notes include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	default under any other indebtedness for borrowed money having an aggregate principal amount of at least $10 million, which default is caused by a failure to pay the principal or interest when due or results in such indebtedness being declared due and payable prior to its maturity date

•	entry by a court of one or more final judgments against the Company in an uninsured or unindemnified aggregate amount in excess of $5.0 million that is not discharged, waived, appealed, stayed, bonded or satisfied for a period of 60 consecutive days

      At December 31, 2002, the Company was in compliance with all covenants under our Senior Notes.

      The Company maintains a $10.0 million credit facility with a bank that matures on December 31, 2003. The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. At December 31, 2002, approximately $7.7 million of credit was available under the credit facility for borrowings, after being reduced by approximately $2.3 million of outstanding letters of credit. The weighted average interest rate on the revolving line of credit was approximately 5.75 percent and 6.25 percent, respectively, at December 31, 2002 and 2001.

      The credit facility also requires that we maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth and

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

quarterly profitability. The credit facility also contains other covenants that, among other things, limit our ability to pay cash dividends or make other distributions, repurchase our Senior Notes, incur additional indebtedness, change our business, merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      The events of default under our $10.0 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with the covenants relating to, other indebtedness with a principal amount outstanding of at least $1.0 million

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final, non-appealable judgment in excess of $1.0 million

•	occurrence of a termination event with respect to any pension plan or the complete or partial withdrawal from any multiemployer plan with a liability of at least $5.0 million

•	a change in control of the Company without written consent of the bank

•	an adverse change in the financial condition of the Company in which the bank believes the prospect of payment or performance is impaired

      At December 31, 2002, the Company was not in compliance with the credit facility covenants due to outstanding capital lease obligations. The Company received a waiver of such noncompliance from the bank dated March 24, 2003.

      Annual principal amounts of long-term debt maturing subsequent to December 31, 2002 are: 2003 — $81,000, 2004 — $71,000, 2005 — $47,000, 2006 — $12,000, 2007 — $0 and thereafter — $91,040,000. The Company made interest payments of approximately $10,139,000, $10,510,000 and $11,321,000 for the years ended December 31, 2002, 2001 and 2000, respectively, on its long-term debt.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

8.     Income Taxes

      Deferred tax assets and liabilities are composed of the following:

	December 31, 2002		December 31, 2001

	Current	Long-Term	Current	Long-Term

	(in thousands)
Deferred tax assets:
Compensation accrual	$471	$—	$480	$—
Accrued liabilities	1,086	—	354	—
Deferred rents payable	—	145	—	155
Basis in software development costs	—	—	—	107
Revenue recognition on contracts in progress	—	—	65	—
Stock-based compensation	669	—	665	—
Other	91	54	128	72

	2,317	199	1,692	334

Deferred tax liabilities:
Property, plant and equipment basis difference	—	703	—	713
Accelerated depreciation	—	1,408	—	1,619
Other	—	—	—	24

	—	2,111	—	2,356

Net deferred tax assets (liabilities)	$2,317	$(1,912)	$1,692	$(2,022)

      Significant components of the income tax expense (benefit) are as follows:

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Current:
Federal	$382	$2,033	$4,974
State	66	272	1,000

	448	2,305	5,974

Deferred:
Federal	(608)	(219)	(509)
State	(127)	(49)	41

	(735)	(268)	(468)

	$(287)	$2,037	$5,506

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      The reconciliation of income tax computed at the U.S. federal statutory rates to provision for income taxes is as follows:

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Tax at U.S. federal statutory rates	$(34)	$1,529	$4,471
State income taxes, net of federal tax benefit	(40)	309	684
Amortization of goodwill	—	736	743
Research and experimentation credits	(341)	(600)	(375)
Other	128	63	(17)

	$(287)	$2,037	$5,506

      Total income tax payments for the years ended December 31, 2002, 2001 and 2000, were approximately $403,000, $4,377,000 and $3,897,000, respectively. At December 31, 2002, the Company had approximately $1,507,000 of state net operating loss carry-forwards which begin expiring in 2005.

9.     Employee Retirement Plans

      The Company maintains a 401(k) retirement savings plan which covers eligible employees and which permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $195,000, $233,000 and $239,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Certain of the Company’s fabrication and erection workforce is subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,140,000, $1,074,000 and $1,347,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

      The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

      On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 2002, the Company is required to contribute 65 cents to the plan (compared to 60 cents in 2001 and 55 cents in 2000) for each hour worked in the preceding month by each plan participant. The Company agreed to increase its hourly contribution by five cents per participant annually through the year 2002. The Company’s funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $398,000, $338,000 and $318,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

10.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31

	2002	2001	2000

	(in thousands
	except per share data)
Numerator:
Income before the cumulative effect of a change in accounting principle	$220	$2,475	$7,527
Cumulative effect of a change in accounting principle	(29,591)	—	—

Net (loss) income	$(29,371)	$2,475	$7,527

Denominator for basic net (loss) income per share — weighted average shares	7,199	7,227	7,129
Effect of dilutive securities:
Employee and director stock options	—	167	—

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	7,199	7,394	7,129

Basic income per share:
Income per share before the cumulative effect of a change in accounting principle	$0.03	$0.34	$1.06
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.34	$1.06

Diluted income per share:
Income per share before the cumulative effect of a change in accounting principle	$0.03	$0.33	$1.06
Cumulative effect per share of a change in accounting principle	(4.11)	—	—

Net (loss) income per share	$(4.08)	$0.33	$1.06

      Options to purchase 1,130,000 shares of common stock at prices ranging from $2.50 to $13.75 were outstanding during 2002 but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

11.     Stock Options

      The Company established a qualified stock option plan (“Plan”) effective February 5, 1997. The exercise price of the options, as well as the vesting period, are established by the Company’s Board of Directors. A summary of activity under the Plan is as follows:

		Outstanding Options

	Shares		Weighted
	Available		Average
	Under Grant	Number	Exercise Price

Balance at January 1, 2000	384,517	1,187,863	$8.29
Newly authorized	700,000	—	—
Granted	(1,026,760)	1,026,760	3.37
Canceled	311,595	(311,595)	7.11

Balance at December 31, 2000	369,352	1,903,028	5.83
Newly authorized	500,000	—	—
Granted	(818,260)	818,260	4.35
Exercised	—	(1,900)	3.38
Canceled	1,685,213	(1,685,213)	4.89

Balance at December 31, 2001	1,736,305	1,034,175	6.19
Granted	(252,920)	252,920	2.50
Canceled	156,921	(156,921)	4.91

Balance at December 31, 2002	1,640,306	1,130,174	$5.54

Exercisable at December 31, 2002		502,868

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 2.50 - $ 4.35	659,544	8.21	$3.37	131,178	$3.68
$ 5.00 - $ 6.25	131,380	4.19	$5.03	130,080	$5.02
$ 7.00 - $ 8.00	195,850	5.97	$7.19	126,210	$7.22
$10.13 - $13.75	143,400	5.27	$13.73	115,400	$13.72

	1,130,174			502,868

      The Company’s 1997 Stock Option Plan has authorized the grant of options to acquire up to 2,800,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the years ended December 31, 2002, 2001 and 2000 were $2.50, $4.35 and $3.37, respectively.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations for our stock option plan. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

cost for the stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123 and the amendment of SFAS No. 148, our net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated in Note 2.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model, and the pro forma amounts of net (loss) income and (loss) earnings per share are as follows:

	Year Ended December 31

	2002	2001	2000

Expected life of award	5 years	5 years	5 years
Volatility	.6545	.7104	.685
Risk-free interest rate	3.825%	4.50%	6.12%
Expected dividends yield	0%	0%	0%

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Net (loss) income as reported	$(29,371)	$2,475	$7,527
Pro forma net (loss) income including SFAS
No. 123 expense	$(29,833)	$2,475	$6,962
Pro forma (loss) earnings per share including SFAS No. 123 expense
Basic	$(4.14)	$0.34	$0.98
Diluted	$(4.14)	$0.33	$0.98

12.     Related Party Transactions and Leases

      The Company leases certain properties from a partnership owned by related parties which includes the Company’s principal stockholders. The leases expire in 2017 and require stipulated rent increases every five years based on the Consumer Price Index. During 2002, the Company amended the leases. The annual rent was reduced to $800,000 from $1.1 million. With a 30-day written notice, the partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged. The Company is also obligated to pay the partnership any taxes related to the lease payments.

      Rent expense under the related party leases totaled approximately $1,030,000, $1,072,000 and $1,086,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $403,000, $482,000 and $586,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases at December 31, 2002, are as follows:

(In thousands)

2003	$983
2004	1,133
2005	1,128
2006	1,110
2007	1,110
Thereafter	10,182

$15,646

13.     Commitments and Contingencies

      During 2002, the Company issued $2.3 million in letters of credit under its $10.0 million credit facility for the benefit of the Company’s workers’ compensation insurance provider. The Company also has $3.1 million in letters of credit outstanding that are not under the $10.0 million credit facility. These letters of credit are also for the benefit of the Company’s workers’ compensation insurance provider and are secured by cash held in an escrow account. The escrow account is classified as restricted funds on deposit on the December 31, 2002 balance sheet.

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 2002 for which the eventual outcome would have a material adverse impact on the financial position, results of operations or liquidity of the Company.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against the Company’s subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1.1 million of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22.0 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputes liability and claims that Clark Construction and its subcontractors delayed the project and are not entitled to any additional monies. The Company has incurred and expensed all of the costs related to this claim. The Company believes it is entitled to payment of Addison’s claim and does not believe that it is liable under any potential counterclaim.

      On February 13, 2002, the Company’s subsidiary, Schuff Steel Company, instituted a lien foreclosure lawsuit against Peck/Jones Construction Company, OC America, and others, in Los Angles County Court, State of California relating to structural steel work done on the Sherman Oaks Galleria Project in Sherman Oaks, California. Schuff Steel is currently owed the principal sum of approximately $1.4 million in unpaid

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

contract balance, retention and/or unpaid change orders by the general contractor. Until February 2003, no back-charges had been claimed against Schuff Steel, and Peck/Jones represented that it was simply in close-out negotiations with the owner. Peck/Jones now has purportedly closed-out the project with the owner and has asserted for the first time back-charges in excess of $1.0 million dollars against Schuff Steel Company. The Company believes that the back-charges are frivolous and will continue to vigorously pursue this matter to a satisfactory resolution.

      On October 24, 2002, a union organizer and several employees brought a lawsuit against the Company’s subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. The Company denies knowing any violation of the California wage and hour laws and believes the lawsuit was improperly brought as part of its union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister Steel has objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister Steel. The Local Region of the NLRB denied Bannister’s objections to the election in late February 2003. Bannister Steel has appealed that decision to the NLRB in Washington D.C. and will vigorously pursue a new election. The Company intends to vigorously pursue these matters to a satisfactory resolution

14.     Segment Reporting and Significant Customers

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company makes key financial decisions based on certain operating results of its subsidiaries.

      The Company has organized its business units into four operating segments based on the nature of each segment’s type of construction activities and geographic location. These segments are Commercial-Pacific, Commercial-Southwest, Commercial-Southeast and Manufacturing-Other. The Commercial-Pacific, Commercial-Southwest and Commercial-Southeast segments offer integrated steel design-build, engineering, detailing, fabrication and erection services in their respective regions of the United States. The Manufacturing-Other segment manufactures various products for the oil, gas and petrochemical industries and short- and long-span joists and girders. The Manufacturing-Other segment’s products are sold throughout the United States, but primarily in the US Sunbelt.

      The Company previously organized its business units into four segments based on geographic location alone: Western US, Pacific Southwest, Southwest and Southeastern US. The Company reclassified certain of its subsidiaries and business units to more accurately reflect the organization and management of its business segments.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      The accounting policies of the segments are the same as those described in Note 2. All intersegment revenues and expenses are eliminated during consolidation. Segment information as reviewed by the Company is as follows:

	Year Ended December 31, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$37,010	$102,253	$51,328	$40,394	$230,985
Revenues from other segments	—	2,685	—	4,993	7,678
Gross profit	5,876	9,202	11,001	7,607	33,686
Interest expense	1,941	2,420	3,596	3,275	11,232
Depreciation and amortization	393	1,694	837	1,503	4,427
Operating income	3,087	158	3,966	1,606	8,817
Total assets	21,292	88,527	40,193	46,968	196,980

	Year Ended December 31, 2001
	(2001 Results Adjusted for Segment Reclassification)

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$31,644	$99,691	$54,996	$47,730	$234,061
Revenues from other segments	—	690	—	5,804	6,494
Gross profit	5,545	10,552	13,861	16,126	46,084
Interest expense	1,909	2,868	3,628	3,302	11,707
Depreciation and amortization	771	1,966	1,635	2,280	6,652
Operating income, excluding goodwill Amortization	3,214	801	4,386	7,484	15,885
Total assets	27,333	73,516	51,216	54,152	206,217

	Year Ended December 31, 2000
	(2000 Results Adjusted for Segment Reclassification)

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$35,450	$131,095	$62,275	$49,275	$278,095
Revenues from other segments	—	3,578	—	9,613	13,191
Gross profit	4,909	21,218	14,107	16,304	56,538
Interest expense	1,804	3,166	3,679	3,377	12,026
Depreciation and amortization	678	2,009	1,605	2,197	6,489
Operating income, excluding goodwill Amortization	2,763	8,305	5,930	8,806	25,804
Total assets	29,737	76,235	51,394	56,322	213,688

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

Reconciliation of Revenues	2002	2001	2000

	(in thousands)
Total external revenues for reportable segments	$230,985	$234,061	$278,095
Intersegment revenues for reportable segments	7,678	6,494	13,191
Elimination of intersegment revenues	(7,678)	(6,494)	(13,191)

Total consolidated revenues	$230,985	$234,061	$278,095

Reconciliation of Interest Expense	2002	2001	2000

	(in thousands)
Total interest expense for reportable segments	$11,232	$11,707	$12,026
Elimination of intersegment interest expense	(690)	(832)	(315)

Total consolidated interest expense	$10,542	$10,875	$11,711

Reconciliation of Total Assets	2002	2001	2000

	(in thousands)
Total assets for reportable segments	$196,980	$206,217	$213,688
Elimination of intercompany receivables	(33,792)	(21,989)	(21,398)
Elimination of investment in subsidiaries	(15,147)	(13,447)	(13,461)
Other adjustments	304	320	214

Total consolidated assets	$148,345	$171,101	$179,043

      The following represents quarterly segment information for the years ended December 31, 2002 and 2001, adjusted for the segment reclassification.

	Three months ended March 31, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$7,984	$19,459	$14,057	$9,596	$51,096
Revenues from other segments	—	923	—	1,284	2,207
Operating income	585	160	1,362	402	2,509

	Three months ended June 30, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$6,944	$20,334	$14,459	$10,162	$51,899
Revenues from other segments	—	836	—	587	1,423
Operating income	523	(1,229)	1,330	384	1,008

	Three months ended September 30, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$11,355	$26,486	$13,248	$10,932	$62,021
Revenues from other segments	—	636	—	1,035	1,671
Operating income	978	599	1,041	404	3,022

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

	Three months ended March 31, 2001

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$7,963	$25,196	$14,606	$11,915	$59,680
Revenues from other segments	—	30	—	1,398	1,428
Operating income, excluding goodwill amortization	579	1,397	1,387	2,493	5,856

	Three months ended June 30, 2001

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$6,980	$24,807	$12,697	$12,472	$56,956
Revenues from other segments	—	81	—	1,311	1,392
Operating income, excluding goodwill amortization	845	822	1,525	2,910	6,102

	Three months ended September 30, 2001

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$8,892	$28,788	$13,219	$11,970	$62,869
Revenues from other segments	—	259	—	1,862	2,121
Operating income, excluding goodwill amortization	966	561	1,477	2,566	5,570

      During 2002 and 2001, the Company did not have revenues from any one customer that were in excess of 10 percent. During 2000, the Company had revenues from one customer that approximated 12 percent of total revenues.

      During the years ended December 31, 2002, 2001 and 2000, the Company’s revenues included approximately $59,000, $235,000 and $256,000, respectively, relating to projects carried out internationally for which there were no outstanding amounts in accounts receivable at December 31, 2002 and 2001.

15.     Subsidiary Guarantors

      The Company’s 10  1/2% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries (collectively the “Subsidiary Guarantors”). Excluding On-Time Steel Management-Colorado (“OTSM-Colorado”) and On-Time Steel Management-Northwest (“OTSM-Northwest”), the subsidiary guarantors are wholly-owned. OTSM-Colorado and OTSM-Northwest have a 10% and 20% minority interest, respectively. There are currently no restrictions on the ability of the Subsidiary Guarantors to transfer funds to the parent in the form of cash dividends, loans or advances.

      During the year ended December 31, 2001, certain operations of the parent company were segregated into a wholly-owned guarantor subsidiary of the Company. As a result, the financial position, results of operations and cash flows of the Company in relation to its wholly-owned and majority-owned guarantor subsidiaries are not comparable on a period-to-period basis.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

      The condensed consolidating financial information for the parent and its subsidiary guarantors as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	December 31, 2002

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

		(in thousands)
Cash and cash equivalents	$11,729	$(974)	$—	$10,755
Receivables	—	63,620	(782)	62,838
Property and equipment, net	39	27,093	—	27,132
Goodwill, net	—	16,810	305	17,115
Other assets	26,526	52,136	(48,157)	30,505

Total assets	$38,294	$158,685	$(48,634)	$148,345

Current liabilities	$31,824	$40,047	$(33,792)	$38,079
Long-term debt, less current portion	(8,960)	100,130	—	91,170
Other non-current liabilities	—	3,742	—	3,742

Total liabilities	22,864	143,919	(33,792)	132,991
Stockholders’ equity	15,430	14,766	(14,842)	15,354

Total liabilities and stockholders’ equity	$38,294	$158,685	$(48,634)	$148,345

	December 31, 2001

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

		(in thousands)
Cash and cash equivalents	$5,396	$(810)	$—	$4,586
Receivables	1	61,086	(700)	60,387
Property and equipment, net	8	30,103	—	30,111
Goodwill, net	—	46,401	305	46,706
Other assets	18,998	45,032	(34,719)	29,311

Total assets	$24,403	$181,812	$(35,114)	$171,101

Current liabilities	$13,906	$34,472	$(21,972)	$26,406
Long-term debt, less current portion	(4,500)	100,000	—	95,500
Other non-current liabilities	—	4,073	—	4,073

Total liabilities	9,406	138,545	(21,972)	125,979
Stockholders’ equity	14,997	43,267	(13,142)	45,122

Total liabilities and stockholders’ equity	$24,403	$181,812	$(35,114)	$171,101

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

	Year Ended December 31, 2002

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

		(in thousands)
Revenues	$—	$238,663	$(7,678)	$230,985
Cost of revenues	—	204,977	(7,678)	197,299

Gross profit	—	33,686	—	33,686
General and administrative expenses	349	24,520	—	24,869

Operating income	(349)	9,166	—	8,817
Interest expense	(32)	(11,200)	(690)	(10,542)
Other income	1,357	959	(690)	1,626

Income (loss) before income tax provision (benefit), minority interest and cumulative effect of a change in accounting principle	976	(1,075)	—	(99)
Income tax provision (benefit)	147	(434)	—	(287)

Income (loss) before minority interest and cumulative effect of change in accounting principle	829	(641)	—	188
Minority interest	—	32	—	32

Income (loss) before cumulative effect of change in accounting principle	829	(609)	—	220
Cumulative effect of a change in accounting principle	—	(29,591)	—	(29,591)

Net income (loss)	$829	$(30,200)	—	$(29,371)

Operating activities, net	$11,303	$(619)	—	$10,684

Investing activities:
Acquisitions of property, plant and equipment	(35)	(936)	—	(971)
Proceeds from disposals of property, plant and equipment	—	194	—	194
Other	(833)	1,046	—	213

	(868)	304	—	(564)

Financing activities:
Principal payments on revolving line of credit and long-term debt	(3,613)	—	—	(3,613)
Other	(488)	150	—	(338)

	(4,101)	150	—	(3,951)

Increase (decrease) in cash and cash equivalents	$6,334	$(165)	—	$6,169

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

	Year Ended December 31, 2001

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

		(in thousands)
Revenues	$—	$240,555	$(6,494)	$234,061
Cost of revenues	—	194,471	(6,494)	187,977

Gross profit	—	46,084	—	46,084
General and administrative expenses	484	29,715	—	30,199
Goodwill amortization	—	2,165	—	2,165

Operating income	(484)	14,204	—	13,720
Interest expense	(65)	(11,642)	832	(10,875)
Other income	558	1,941	(832)	1,667

Income before taxes	9	4,503	—	4,512
Provision for income taxes	8	2,029	—	2,037

Net income	$1	$2,474	$—	$2,475

Operating activities, net	$6,934	$(3,713)	$—	$3,221

Investing activities:
Acquisitions of property, plant and equipment	(8)	(4,352)	—	(4,360)
Proceeds from disposals of property, plant and equipment	—	154	—	154
Other	(12,272)	12,176	—	(96)

	(12,280)	7,978	—	(4,302)

Financing activities:
Proceeds from revolving line of credit and long-term debt	1,689	—	—	1,689
Principal payments on revolving line of credit and long-term debt	(5,913)	(1,390)	—	(7,303)
Other	14,967	(14,759)	—	208

	10,743	(16,149)	—	(5,406)

Increase (decrease) in cash and cash equivalents	$5,397	$(11,884)	$—	$(6,487)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

	Year Ended December 31, 2000

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

		(in thousands)
Revenues	$134,673	$156,613	$(13,191)	$278,095
Cost of revenues	113,454	121,294	(13,191)	221,557

Gross profit	21,219	35,319	—	56,538
General and administrative expenses	12,914	17,820	—	30,734
Goodwill amortization	—	2,165	—	2,165

Operating income	8,305	15,334	—	23,639
Interest expense	(3,166)	(8,860)	315	(11,711)
Other income	458	962	(315)	1,105

Income before taxes	5,597	7,436	—	13,033
Provision for income taxes	1,985	3,521	—	5,506

Net income	$3,612	$3,915	$—	$7,527

Operating activities, net	$14,498	$2,712	$19	$17,229

Investing activities:
Acquisitions of property, plant and equipment	(2,113)	(6,395)	—	(8,508)
Proceeds from disposals of property, plant and equipment	114	90	—	204
Other	125	219	(19)	325

	(1,874)	(6,086)	(19)	(7,979)

Financing activities:
Proceeds from revolving line of credit and long-term debt	69,742	—	—	69,742
Principal payments on revolving line of credit and long-term debt	(72,630)	(2,321)	—	(74,951)
Other	248	—	—	248

	(2,640)	(2.321)	—	(4,961)

Increase (decrease) in cash and cash equivalents	$9,984	$(5,695)	$—	$4,289

      The Company has no other subsidiaries other than the Subsidiary Guarantors. The Subsidiary Guarantors’ net income also includes goodwill amortization and interest expense, net of tax benefits, allocated from the Company to reflect the amount of long-term debt used and goodwill generated in the acquisitions.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 — (Continued)

16.     Quarterly Results of Operations (Unaudited)

      A summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 follows (in thousands, except for per share amounts):

	Fiscal Year 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$51,096	$51,899	$62,021	$65,969
Gross profit	8,857	7,301	9,055	8,473
Net (loss) income	(29,500)	(931)	470	590
Net (loss) income per share:
Basic	$(4.06)	$(0.13)	$0.06	$0.08
Diluted	$(4.06)	$(0.13)	$0.06	$0.08
Weighted average number of shares outstanding:
Basic	7,263	7,273	7,268	6,994
Diluted	7,263	7,273	7,268	6,994

	Fiscal Year 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$59,680	$56,956	$62,869	$54,556
Gross profit	13,124	12,544	12,439	7,977
Net income (loss)	1,820	1,969	1,549	(2,863)
Net income (loss) per share:
Basic	$0.25	$0.27	$0.21	$(0.39)
Diluted	$0.25	$0.26	$0.20	$(0.39)
Weighted average number of shares outstanding:
Basic	7,204	7,209	7,236	7,261
Diluted	7,310	7,657	7,638	7,261

      The 2002 and 2001 quarterly results for basic and diluted net (loss) income per share, when totaled, may not equal the basic and diluted net (loss) income per share for the years ended December 31, 2002 and 2001. These variances are due to rounding, certain options being antidilutive for certain quarters but not for the year and the purchase of a large number of treasury shares in the fourth quarter of 2002.

EXHIBIT INDEX

Exhibit
Number	Description

2.1(a)	Stock Purchase Agreement dated as of May 12, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.1(b)	Amendment to Stock Purchase Agreement dated June 1, 1998, by and among the Company, E. C. Addison and The Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.1(c)	Amendment No. 2 to Stock Purchase Agreement dated June 4, 1998, by and among the Company, E. C. Addison and the Addison Structural Services, Inc. Leveraged Employee Stock Ownership Plan, and Addison Structural Services, Inc. (5)
2.2	Stock Purchase Agreement dated as of August 12, 1998 by and among Schuff Steel Company, Wayne Harris, and Six Industries, Inc. (6)
2.3	Stock Purchase Agreement dated as of September 30, 1998 by and among Schuff Steel Company, Ted F. Rossin and Connie A. Rossin, John N. Achuff, II and Mary P. Achuff, Arnold Baumgartner, Ronald Bowers and Tonie L. Bowers, Jeffrey Clinkscales and Kimberly Clinkscales, Guadalupe Nunez and Graciela Nunez and Bannister Steel, Inc. (7)
2.4	Agreement and Plan of Merger by and among Schuff Steel Company, Schuff International, Inc. and Schuff Merger Company dated June 29, 2001 (13)
3.1	Certificate of Incorporation of the Registrant (14)
3.2	Bylaws of the Registrant (14)
3.3(a)	Articles of Incorporation of B & K Steel Fabrications, Inc. (“B&K Steel”) (9)
3.3(b)	Articles of Amendment of B & K (9)
3.4	Bylaws of B & K (9)
3.5(a)	Articles of Incorporation of Addison Structural Services, Inc. (“Addison”) (9)
3.5(b)	Articles of Amendment to the Articles of Incorporation of Addison (9)
3.6	Bylaws of Addison (9)
3.7(a)	Articles of Incorporation of Addison Steel, Inc. (“Addison Steel”) (9)
3.7(b)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated May 26, 1960 (9)
3.7(c)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 22, 1961 (9)
3.7(d)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated November 19, 1962 (9)
3.7(e)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated December 20,1966 (9)
3.7(f)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated September 11, 1968 (9)
3.7(g)	Certificate of Amendment of Articles of Incorporation of Addison Steel, dated February 28, 1981 (7)
3.8	Bylaws of Addison Steel (9)
3.9(a)	Articles of Incorporation of Quincy Joist Company (“Quincy”) (9)
3.9(b)	Articles of Amendment to the Articles of Incorporation of Quincy (9)
3.10	Bylaws of Quincy (9)
3.11(a)	Certificate of Incorporation of Schuff Steel Company (1)
3.11(b)	Certificate of Amendment of Certificate of Incorporation of Schuff Steel Company (1)
3.12	Bylaws of Schuff Steel Company (14)
4.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2	Form of Certificate representing Common Stock (1)

Exhibit
Number	Description

4.3	Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee (5)
4.4	Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc. (5)
4.5	Form of 10 1/2% Senior Note due June 1, 2008 (9)
10.1(a)	Loan Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.1(b)	Variable Rate Revolving Line of Credit Note dated June 30, 1996 (1)
10.2(a)	Revolving Line of Credit Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)
10.2(b)	Variable Rate Revolving Line of Credit Note and Addendum dated June 30,1995(1)
10.2(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.2(d)	Continuing Guaranty dated June 30, 1995 between David A. Schuff, Nancy A. Schuff and Bank One, Arizona, NA (1)
10.2(e)	Continuing Guaranty dated June 30, 1995 between Scott A. Schuff and Bank One, Arizona, NA (1)
10.2(f)	Modification Agreement dated March 31, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.2(g)	Modification Letter Agreement dated May 7, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.2(h)	Modification Agreement dated June 30, 1997 between the Registrant and Bank One, Arizona, NA (2)
10.2(i)	Continuing Guaranty dated June 30, 1997 between B & K Steel Fabrications, Inc. and Bank One, Arizona, NA (2)
10.2(j)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 420 South 19th Avenue, Phoenix, Arizona (2)
10.2(k)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property located at 1833-1841 West Buchanan Street, Phoenix, Arizona (2)
10.2(l)	Subordination of Lien Rights between 19th Avenue/ Buchanan Limited Partnership and Bank One, Arizona, NA Relating to Real Property Located at 619 North Cooper Road, Gilbert, Arizona (2)
10.2(m)	Subordination Agreement dated June 30, 1997 between 19th Avenue/ Buchanan Limited Partnership, the Registrant and Bank One, Arizona, NA (2)
10.3(a)	Loan Agreement and Addendum dated June 30, 1995 between the Registrant and Bank One, Arizona, NA (1)
10.3(b)	Variable Rate Line of Credit Note and Addendum dated June 30,1995 (1)
10.3(c)	Modification Agreement dated June 30, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.4	Continuing Guaranty dated April 22, 1996 between the Registrant and Bank One, Arizona, NA (1)
10.5	Guaranty of Payment dated April 22, 1997 between the registrant and Bank One, Arizona, NA (1)
10.6	Guaranty of Payment dated January 31, 1997 between the Registrant and Bank One, Arizona, NA (1)
10.7	Promissory Note dated December 31, 1989 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (1)

Exhibit
Number	Description

10.7.1	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (3)
10.8	Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.8.1	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.9	Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.9.1	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.10	Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant (1)
10.10.1	Amendment dated September 1, 2002 to lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant
10.11	Schuff Steel Company Supplemental Retirement and Deferred Compensation Plan (1)*
10.12(a)	Schuff Steel Company 1997 Stock Option Plan (1)*
10.12(b)	Schuff Steel Company 1997 Stock Option Plan (Amended and Restated as of April 24, 1998) (8)*
10.12(c)	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan (1)*
10.12(d)	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan (1)*
10.13	Form of Indemnity Agreement between the Registrant and its directors (1)
10.14(a)	Modification and Extension Agreement dated as of September 30, 1997 between the Registrant and 19th Avenue/ Buchanan Limited Partnership (2)
10.15(a)	Credit Agreement dated December 10, 1997 between the Registrant and Bank One, Arizona, NA (4)
10.15(b)	Promissory Note dated December 10, 1997 between the Registrant and Bank One, Arizona, NA (4)
10.19	Schuff Steel Company 1998 Director Compensation Plan (9)*
10.20(a)	Credit Agreement dated June 30, 1998 between the Registrant and Wells Fargo Bank, NA (6)
10.20(b)	Modification Agreement dated March 10, 1999 between the Registrant and Wells Fargo Bank, NA (11)
10.20(c)	Modification Agreement dated March 28, 2000 between the Registrant and Wells Fargo Bank, NA (12)
10.20(d)	Modification Agreement dated August 21, 2000 between the Registrant and Wells Fargo Bank, NA (12)
10.20(e)	Modification Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA (14)
10.20(f)	Security Agreement dated September 27, 2001 between the Registrant and Wells Fargo Bank, NA (14)
10.20(g)	Security Agreement dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA (14)
10.20(h)	Security Agreement dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA (14)
10.20(i)	Security Agreement dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA (14)
10.20(j)	Pledge and Irrevocable Proxy Security Agreement dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA (14)

Exhibit
Number	Description

10.20(k)	Continuing Guaranty dated September 27, 2001 between Schuff Steel Company and Wells Fargo Bank, NA (14)
10.20(l)	Continuing Guaranty dated September 27, 2001 between Aitken, Inc. and Wells Fargo Bank, NA (14)
10.20(m)	Continuing Guaranty dated September 27, 2001 between On-Time Steel Management, Inc. and Wells Fargo Bank, NA (14)
10.20(n)	Borrowing Resolution dated September 27, 2001 between Schuff International, Inc. and Wells Fargo Bank, NA (14)
10.20(o)	Corporate Resolution of Bannister Steel, Inc. dated September 24, 2001 (14)
10.20(p)	Corporate Resolution of Quincy Joist Company dated September 25, 2001 (14)
10.20(q)	Corporate Resolution of Addison Steel, Inc. dated September 20, 2001 (14)
10.20(r)	Corporate Resolution of Six Industries, dated September 19, 2001 (14)
10.20(s)	Corporate Resolution of Schuff Steel Company, dated September 27, 2001 (14)
10.20(t)	Corporate Resolution of Aitken, Inc., dated September 19, 2001 (14)
10.20(u)	Corporate Resolution of On-Time Steel Management, Inc., dated September 18, 2001 (14)
10.20(v)	Modification Agreement dated March 18,2002 between the Registrant and Wells Fargo Bank, NA (14)
10.21	Purchase Agreement, dated June 1, 1998, by and among the Registrant, Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc. (5)
10.22	Employment Agreement by and among Addison Steel, Inc., Schuff Steel Company, and Glen S. Davis, dated May 12, 1998 (10)
10.22(a)	Amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated November 12, 2001 (14)
10.22(b)	Second amendment to the Employment Agreement by and among Addison Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Glen S. Davis, dated September 5, 2002
10.23	Employment Agreement by and among Quincy Joist Company, Schuff Steel Company, and Sam Mahdavi, dated May 12, 1998 (10)
10.23(a)	Amendment to the Employment Agreement by and among Quincy Joist Company, Schuff International, Inc. (fka Schuff Steel Company), and Sam Mahdavi, dated November 12, 2001 (14)
10.24	Employment Agreement by and among Six Industries, Inc., Schuff Steel Company and Chris G. Supan, dated September 1, 2000 (12)
10.25	Amendment to the Employment Agreement by and among Bannister Steel, Inc., Schuff International, Inc. (fka Schuff Steel Company), and Ted F. Rossin, dated November 12, 2001 (14)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent auditors
23.2	Consent of Ernst & Young LLP, independent auditors
24.1	Power of Attorney of David A. Schuff
24.2	Power of Attorney of Dennis DeConcini
24.3	Power of Attorney of Edward M. Carson
24.4	Power of Attorney of H. Wilson Sundt
24.5	Power of Attorney of Ted Rossin
24.6	Power of Attorney of Randy J. Eskelson
24.7	Power of Attorney of Sam Mahdavi

Exhibit
Number	Description

24.8	Power of Attorney of Glen S. Davis
99.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.3	Code of Ethics

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed June 19, 1998.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed August 27, 1998.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 4, 1998.

(8)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 29, 2001.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.