Form 10-Q
period 2003-03-31
SCHUFF INTERNATIONAL INC
filed 2003-05-15
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes      [X]       No      [  ]

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of May 1, 2003, there were 6,999,078 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – March 31, 2003 (unaudited) and December 31, 2002	1
	Condensed Consolidated Statements of Operations (unaudited) – Three Months Ended March 31, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flows (unaudited) – Three Months Ended March 31, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements (unaudited) – March 31, 2003	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
Part II:	Other Information
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2003	2002

	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,398	$10,755
Restricted funds on deposit	3,468	3,468
Receivables	47,704	62,838
Income tax receivable	524	—
Costs and recognized earnings in excess of billings on uncompleted contracts	13,705	16,139
Inventories	4,597	4,714
Deferred tax asset	2,317	2,317
Prepaid expenses and other current assets	550	590

Total current assets	90,263	100,821
Property and equipment, net	26,043	27,132
Goodwill, net	17,115	17,115
Other assets	3,128	3,277

	$136,549	$148,345

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,963	$12,707
Accrued payroll and employee benefits	4,238	5,015
Accrued interest	3,167	810
Other accrued liabilities	5,476	5,922
Billings in excess of costs and recognized earnings on uncompleted contracts	7,903	13,521
Income taxes payable	—	23
Current portion of long-term debt	—	81

Total current liabilities	28,747	38,079
Long-term debt, less current portion	90,040	91,170
Deferred income taxes	1,912	1,912
Other liabilities	745	1,713
Minority interest	96	117
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,429,364 and 7,372,894 issued and 6,993,564 and 6,937,094 outstanding, respectively	7	7
Additional paid-in capital	15,313	15,248
Retained earnings	345	755
Treasury stock (435,800 shares), at cost	(656)	(656)

Total stockholders’ equity	15,009	15,354

	$136,549	$148,345

     See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31
	2003	2002

	(in thousands, except per share data)
Revenues	$50,240	$51,096
Cost of revenues	42,670	42,239

Gross profit	7,570	8,857
General and administrative expenses	6,274	6,348

Operating income	1,296	2,509
Interest expense	(2,500)	(2,621)
Other income	384	152

(Loss) income before income tax benefit, minority interest and the cumulative effect of a change in accounting principle	(820)	40
Income tax benefit	389	51

(Loss) income before minority interest and the cumulative effect of a change in accounting principle	(431)	91
Minority interest in loss of subsidiaries	(21)	—

(Loss) income before the cumulative effect of a change in accounting principle	(410)	91
Cumulative effect of a change in accounting principle	—	(29,591)

Net loss	$(410)	$(29,500)

Basic (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.06)	$0.01
Cumulative effect per share of a change in accounting principle	—	(4.07)

Net loss per share	$(0.06)	$(4.06)

Diluted (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.06)	$0.01
Cumulative effect per share of a change in accounting principle	—	(4.07)

Net loss per share	$(0.06)	$(4.06)

Weighted average shares used in computation:
Basic	6,979	7,263

Diluted	6,979	7,263

     See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31
	2003	2002

	(in thousands)
Operating activities
Net loss	$(410)	$(29,500)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,046	1,132
Cumulative effect of a change in accounting principle	—	29,591
Gain from extinguishment of debt	(182)	—
Gain on disposal of property and equipment	(104)	(84)
Stock awards	10	39
Minority interest in loss of subsidiaries	(21)	—
Changes in operating assets and liabilities:
Receivables	15,134	3,614
Costs and recognized earnings in excess of billings on uncompleted contracts	2,434	2,512
Inventories	117	422
Prepaid expenses and other assets	40	157
Accounts payable	(4,744)	(976)
Accrued payroll and employee benefits	(777)	(1,614)
Accrued interest	2,357	2,524
Other accrued liabilities	(446)	188
Billings in excess of costs and recognized earnings on uncompleted contracts	(5,618)	(248)
Income taxes receivable/payable	(547)	1,439
Other liabilities	(968)	(6)

Net cash provided by operating activities	7,321	9,190
Investing activities
Acquisition of property and equipment	(123)	(192)
Proceeds from disposals of property and equipment	150	110
Decrease in other assets	38	30

Net cash provided by (used in) investing activities	65	(52)
Financing activities
Principal payments on long-term debt	(798)	—
Purchase of treasury stock at cost	—	(81)
Proceeds from the issuance of common stock	55	98

Net cash (used in) provided by financing activities	(743)	17
Increase in cash and cash equivalents	6,643	9,155
Cash and cash equivalents at beginning of period	10,755	4,586

Cash and cash equivalents at end of period	$17,398	$13,741

     See notes to condensed consolidated financial statements.

Schuff International, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2003

1.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Stock Options

The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plan vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Three months ended
	March 31
	2003	2002
	(in thousands)
Net loss as reported	$(410)	$(29,500)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	94	115

Pro forma net loss	$(504)	$(29,615)

Net loss per share-basic-as reported	$(0.06)	$(4.06)

Pro forma net loss per share—basic	$(0.07)	$(4.08)

Net loss per share-diluted-as reported	$(0.06)	$(4.06)

Pro forma net loss per share—diluted	$(0.07)	$(4.08)

3.	Reclassifications

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

4.	New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The Company must adopt FIN 46 in the first interim or annual period beginning after June 15, 2003 for any VIEs created before February 1, 2003. The Company is currently assessing the application of FIN 46 as it relates to its operations, but has not determined what effect, if any, the implementation of FIN 46 will have on its financial position or results of operations. Management does not believe that the Company had any VIEs at March 31, 2003.

5.	Receivables

Receivables consist of the following at:

	March 31	December 31
	2003	2002

	(in thousands)
Contract receivables:
Contracts in progress	$34,125	$47,829
Unbilled retentions	13,067	15,524
Allowance for doubtful accounts	(328)	(318)

	46,864	62,035
Other receivables	840	803

	$47,704	$62,838

6.	Inventories

Inventories consist of the following at:

	March 31	December 31
	2003	2002

	(in thousands)
Raw materials	$4,489	$4,632
Finished goods	108	82

	$4,597	$4,714

7.	Line of Credit

The Company is currently in the process of negotiating the final terms and conditions of its credit facility. The credit facility is primarily maintained to enable the Company to issue letters of credit to our performance bond surety. At March 31, 2003, the Company had no borrowings under its line of credit. The credit facility requires that the Company maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth and quarterly profitability. At March 31, 2003, the Company was not in compliance with these credit facility covenants due to its first quarter financial performance. The Company received a waiver of such noncompliance from the bank dated May 12, 2003.

8.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	March 31
	2003	2002

	(in thousands, except per share data)
Numerator:
(Loss) income before the cumulative effect of a change in accounting principle	$(410)	$91
Cumulative effect of a change in accounting principle	—	(29,591)

Net loss	$(410)	$(29,500)

Denominator:
Weighted average shares	6,979	7,263

Denominator for basic net income (loss) per share	6,979	7,263
Effect of dilutive securities:
Employee and director stock options	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	6,979	7,263

Basic (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.06)	$0.01
Cumulative effect per share of a change in accounting principle	—	(4.07)

Net loss per share	$(0.06)	$(4.06)

Diluted (loss) income per share:
(Loss) Income per share before the cumulative effect of a change in accounting principle	$(0.06)	$0.01
Cumulative effect per share of a change in accounting principle	—	(4.07)

Net loss per share	$(0.06)	$(4.06)

Options to purchase 1,102,000 and 1,246,000 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

9.	Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

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

In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002 the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from declining results given current and expected future economic conditions in the Commercial-Pacific, Commercial-Southeast and Manufacturing-Other segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both an income and market multiple approach. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

10.	Gain on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) and related income tax expense of $78,000 during the three months ended March 31, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs. This gain, net of tax, decreased both basic and diluted loss per share by $0.01 for the three months ended March 31, 2003.

11.	Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the three months ended March 31, 2003 nor were there any material changes to the contingencies existing at December 31, 2002, as listed in the Company’s Annual Report on Form 10-K, for which the eventual outcome could have a material adverse impact on the Company.

12.	Segment Information

	Three Months Ended March 31, 2003

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$6,428	$26,297	$8,711	$8,804	$50,240
Intersegment revenues	—	203	—	1,829	2,032
Operating income	98	227	328	643	1,296

	Three Months Ended March 31, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$7,984	$19,459	$14,057	$9,596	$51,096
Intersegment revenues	—	923	—	1,284	2,207
Operating income	585	160	1,362	402	2,509

13.	Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2003 and 2002 equaled net loss for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue Recognition

We perform our services primarily under fixed-price contracts and recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, we have made an estimate of the amount that will be paid for the change, and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

Goodwill and Intangible Asset Impairment

We assess the impairment of goodwill on an annual basis as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” When we determine that the carrying value of goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model and a comparative market analysis. In accordance with SFAS No. 142, on January 1, 2002, we ceased amortizing goodwill. SFAS No. 142 requires an assessment of goodwill upon adoption and at least annually thereafter, using a two step methodology. Based upon the assessment at adoption, we recorded a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, as a cumulative effect of an accounting change at the beginning of the first quarter of 2002. We completed our first annual assessment of goodwill as of October 31, 2002. Our assessment determined that the fair value exceeded the carrying value of the assets.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that our deferred tax assets will be recovered from future taxable income. At March 31, 2003, our net deferred tax asset was $405,000.

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

Results of Operations

Overview

During the last 18 months, the commercial construction industry has experienced a dramatic downturn as a result of macroeconomic conditions and increasing geopolitical uncertainty. The threat of possible U.S. military action in the Middle East, which ultimately came to pass late in the first quarter of 2003, was a primary cause of the uncertainty. These factors, as well as extreme pricing pressure from local and regional competitors, resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. In addition, to the extent that we experience a decreased demand for our products, we must manage our capacity in an effort to cover our fixed operating costs. The net results were lower revenues and gross margins across all of our business units and in projects both large and small.

Revenues

Revenues decreased by 1.7 percent to $50.2 million for the three months ended March 31, 2003 from $51.1 million for the three months ended March 31, 2002. The average revenues for our ten largest revenue generating projects in the three month period ended March 31, 2003 were $1.8 million versus $1.6 million in the three month period ended March 31, 2002. Although revenues for the ten largest revenue generating projects were higher in 2003 primarily due to project mix, overall revenues were down due to the continued downturn in the commercial construction industry mentioned above.

Gross Profit

Gross profit decreased by 14.5 percent to $7.6 million for the three month period ended March 31, 2003 from $8.9 million for the three month period ended March 31, 2002. The decrease was primarily attributable to lower demand for our products coupled with the decrease in gross profit percentage. As a percentage of revenues, gross profit decreased to 15.1 percent for the three month period March 31, 2003, from 17.3 percent for the three month period ended March 31, 2002. The decrease in gross profit as a percentage of revenues was primarily due to the extreme pricing pressures that our industry continues to face. We have accepted lower-margin projects in an attempt to sustain our volume in order to cover our fixed operating costs.

During the three month period ended March 31, 2003, payroll costs associated with certain departments at our Commercial-Southeast segment were included in general and administrative expenses. In order to conform with the 2003 presentation, $579,000 of these payroll costs for the Commercial-Southeast segment were reclassified from cost of revenues to general and administrative expense in the three months ended March 31, 2002. The payroll costs of these departments of our other segments continue to be included in general and administrative expense for all periods presented.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the three months ended March 31, 2003 and 2002. General and administrative expenses as a percentage of revenues increased to 12.5 percent for the three months ended March 31, 2003, from 12.4 percent for the three months ended March 31, 2002. The slight increase was primarily due to decreased revenues in 2003.

Interest Expense

Interest expense decreased to $2.5 million for the three months ended March 31, 2003 from $2.6 million for the three months ended March 31, 2002. The decrease in interest expense was due to the reduction of long term debt that occurred in 2002. Interest expense is primarily attributable to our remaining $90.0 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income increased to $384,000 for the three months ended March 31, 2003 from $152,000 for the three months ended March 31, 2002. The increase was primarily due to the $182,000 gain on the extinguishment of debt that occurred in 2003.

Income Tax Provision

Income tax benefit was $389,000, which reflects a 47.4 percent effective tax rate, for the three months ended March 31, 2003. The effective tax rate was higher for purposes of calculating the tax benefit than the federal statutory rate due to the recognition of reserved federal research and development tax credits for book purposes offset by state income taxes and the effect of permanent tax differences. Income tax benefit was $51,000, or a (127.5) percent effective tax rate for the three months ended March 31, 2002. The effective tax rate was lower than the federal statutory rates primarily because of the available federal and state research and development tax credits.

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 142 at the beginning of the quarter ended March 31, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the three month periods ended March 31, 2003 and 2002 and incurred a noncash transitional impairment charge of $29.6 million during the quarter ended March 31, 2002.

Backlog

Backlog decreased 4.4 percent to $107.6 million ($38.3 million under contracts or purchase orders and $69.3 million under letters of intent) at March 31, 2003 from $112.6 million ($52.4 million under contracts or purchase orders and $60.2 million under letters of intent) at December 31, 2002. The decrease in backlog compared to December 31, 2002 was the result of several large projects nearing completion that have not been replaced by other projects of a comparable size. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. If we were not able to bill in advance of costs, we would rely on our credit facility to meet our working capital needs. At March 31, 2003, we had working capital of approximately $61.5 million. We believe that we have sufficient liquidity through our present resources to meet our near-term operating needs.

We are currently in the process of negotiating the final terms and conditions of our credit facility. The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety. At March 31, 2003, we had no outstanding borrowings under our credit facility. There was approximately $7.0 million of credit available under the credit facility for borrowings, after it was reduced by approximately $3.0 million of outstanding letters of credit issued to our performance bond surety. We also have an additional $3.1 million of outstanding letters of credit that are not under the $10.0 million credit facility. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the March 31, 2003 balance sheet.

The credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. The credit facility contains covenants that, among other things, limit our ability to pay cash dividends or make other distributions, repurchase our Senior Notes, incur additional indebtedness, change our business, merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The credit facility also requires that we maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth and quarterly profitability. At March 31, 2003, we were not in compliance with these credit facility covenants due to our first quarter financial performance. We received a waiver of such noncompliance from the bank dated May 12, 2003.

Although we have received a waiver from the bank, there is no guarantee that we will be able to successfully negotiate the final terms and conditions of an amendment to our existing credit facility. If we are unable to finalize negotiations regarding our credit facility, we will have to try to negotiate a new credit facility with another financial institution. If we are unable to negotiate a credit facility with any financial institution, our liquidity and ability to obtain performance bonding on projects may be negatively impacted.

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $7.3 million and $9.2 million in the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, operating cash flows were greater than net loss due to the $15.1 million decrease in accounts receivable, $2.4 million decrease in costs and recognized earnings in excess of billings and $2.4 million increase in accrued interest offset by the $4.7 million decrease in accounts payable, $5.6 million decrease in billings in excess of costs and recognized earnings and $1.0 million decrease in other liabilities. For the three months ended March 31, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $3.6 million decrease in accounts receivable, $2.5 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts, and $2.5 million increase in accrued interest offset by a $1.0 million decrease in accounts payable and a $248,000 decrease in billings in excess of costs and estimated earnings on uncompleted projects. Cash provided by investing activities totaled $65,000 for the three months ended March 31, 2003, substantially all of which was proceeds from the sale of property and equipment offset by purchases of equipment. Cash used in investing activities totaled $52,000 for the three months ended March 31, 2002, substantially all of which was upgrades of fabrication equipment offset by the proceeds from the sale of property and equipment. Financing activities used $743,000 in the three months ended March 31, 2003, substantially all of which was related to the repayment of $1.0 million of our 10-1/2% Senior Notes at a discount. Financing activities provided $17,000 in the three months ended March 31, 2002, substantially all of which was related to the issuance of common stock offset by the purchase of treasury stock.

On June 4, 1998, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of our 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of ASSI, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by our current and future, direct and indirect subsidiaries. During the three months ended March 31, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market.

We have no other long-term debt commitments.

We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years based on the Consumer Price Index. Our annual rental payments for the three leases were $1.0 million in 2002. During 2002, we amended the leases. The annual rent was reduced to $800,000 from $1.1 million. With a 30-day written notice, the partnership may increase the rent to the original amount.

The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

We estimate that our capital expenditures for 2003 will approximate $1.6 million in addition to the approximately $123,000 that has been expended as of March 31, 2003. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Factors That May Affect Future Operating Results and Financial Condition.

Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results and improve our financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect our future operating results, financial condition, and the market price of our Common Stock.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $63.5 million, representing 59.0 percent of our backlog at March 31, 2003, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. In particular, political or other considerations could cause further delays in constructing the Arizona Cardinals multipurpose facility, which currently accounts for $46.1 million of our current backlog. To the extent that political or other considerations delay this project, the recognition of revenue we anticipate from this project also will be delayed.

Fixed Price Contracts

Most of our $107.6 million backlog at March 31, 2003 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to our estimated capital expenditures for 2003, our belief that we have sufficient liquidity to meet our near-term operating needs, and our anticipated business operations in future periods. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences, including the potential that unanticipated repairs or replacement of fabrication equipment could increase our capital expenditures and that the loss of major contracts could negatively impact our liquidity. Other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth above under the caption “Factors That May Affect Future Operating Results and Financial Condition.” In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. We undertake no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2003, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

We are exposed to market risk from changes in interest rates primarily as a result of our initial $100.0 million 10-1/2% fixed rate Senior Notes, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $90.0 million of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

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

SCHUFF INTERNATIONAL, INC.

Date: May 13, 2003	By: /s/ Michael R. Hill

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003
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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003
/s/ Michael R. Hill

Michael R. Hill
Chief Financial Officer

INDEX TO EXHIBITS

Exhibits

Exhibit 99.1. Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.2. Certification of Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code