Form 10-Q
period 2003-06-30
SCHUFF INTERNATIONAL INC
filed 2003-08-11
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒      No   ☐

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of August 1, 2003, there were 7,028,217 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

Page

Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets – June 30, 2003 (unaudited) and December 31, 2002	1

Consolidated Statements of Operations (unaudited) – Three and Six Months Ended June 30, 2003 and 2002	2

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended June 30, 2003 and 2002	3

Notes to Consolidated Financial Statements (unaudited) – June 30, 2003	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	24

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     SCHUFF INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2003	2002

	(Unaudited)	(Note 1)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$8,967	$10,755
Restricted funds on deposit	10,136	3,468
Receivables	46,669	62,838
Income tax receivable	1,741	—
Costs and recognized earnings in excess of billings on uncompleted contracts	13,687	16,139
Inventories	4,721	4,714
Deferred tax asset	2,317	2,317
Prepaid expenses and other current assets	917	590

Total current assets	89,155	100,821
Property and equipment, net	25,476	27,132
Goodwill, net	17,115	17,115
Other assets	3,070	3,277

	$134,816	$148,345

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,638	$12,707
Accrued payroll and employee benefits	3,685	5,015
Accrued interest	795	810
Other accrued liabilities	5,065	5,922
Billings in excess of costs and recognized earnings on uncompleted contracts	8,594	13,521
Income taxes payable	—	23
Current portion of long-term debt	—	81

Total current liabilities	28,777	38,079
Long-term debt, less current portion	90,040	91,170
Deferred income taxes	1,912	1,912
Other liabilities	609	1,713
Minority interest	88	117
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,434,878 and 7,372,894 issued and 6,999,078 and 6,937,094 outstanding, respectively	7	7
Additional paid-in capital	15,320	15,248
(Accumulated deficit) retained earnings	(1,281)	755
Treasury stock (435,800 shares), at cost	(656)	(656)

Total stockholders’ equity	13,390	15,354

	$134,816	$148,345

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

	(in thousands, except per share data)

Revenues	$39,992	$51,899	$90,232	$102,994
Cost of revenues	35,114	44,923	78,062	87,515

Gross profit	4,878	6,976	12,170	15,479
General and administrative expenses	5,469	5,964	11,466	11,954

Operating (loss) income	(591)	1,012	704	3,525
Interest expense	(2,475)	(2,588)	(4,975)	(5,209)
Other income	121	294	505	441

Loss before income tax benefit, minority interest and the cumulative effect of a change in accounting principle	(2,945)	(1,282)	(3,766)	(1,243)
Income tax benefit	(1,311)	(351)	(1,701)	(403)

Loss before minority interest and the cumulative effect of a change in accounting principle	(1,634)	(931)	(2,065)	(840)
Minority interest in loss of subsidiaries	(8)	—	(29)	—

Loss before the cumulative effect of a change in accounting principle	(1,626)	(931)	(2,036)	(840)
Cumulative effect of a change in accounting principle	—	—	—	(29,591)

Net loss	$(1,626)	$(931)	$(2,036)	$(30,431)

Basic loss per share:
Loss per share before the cumulative effect of a change in accounting principle	$(0.23)	$(0.13)	$(0.29)	$(0.12)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net loss per share	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Diluted loss per share:
Loss per share before the cumulative effect of a change in accounting principle	$(0.23)	$(0.13)	$(0.29)	$(0.12)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net loss per share	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Weighted average shares used in computation:
Basic	6,997	7,273	6,988	7,268

Diluted	6,997	7,273	6,988	7,268

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30
	2003	2002

	(in thousands)

Operating activities
Net loss	$(2,036)	$(30,431)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,099	2,242
Cumulative effect of a change in accounting principle	—	29,591
Gain from extinguishment of debt	(182)	—
Gain on disposal of property and equipment	(98)	(115)
Stock awards	18	56
Minority interest in loss of subsidiaries	(29)	—
Changes in operating assets and liabilities:
Restricted funds on deposit	(6,668)	—
Receivables	16,169	1,429
Costs and recognized earnings in excess of billings on uncompleted contracts	2,452	1,599
Inventories	(7)	1,143
Prepaid expenses and other assets	(327)	89
Accounts payable	(2,069)	1,141
Accrued payroll and employee benefits	(1,330)	(1,174)
Accrued interest	(15)	(81)
Other accrued liabilities	(857)	(379)
Billings in excess of costs and recognized earnings on uncompleted contracts	(4,927)	1,969
Income taxes receivable/payable	(1,764)	861
Other liabilities	(1,104)	(13)

Net cash (used in) provided by operating activities	(675)	7,927
Investing activities
Acquisition of property and equipment	(536)	(448)
Proceeds from disposals of property and equipment	160	160
Decrease in other assets	6	42

Net cash used in investing activities	(370)	(246)
Financing activities
Principal payments on long-term debt	(798)	—
Purchase of treasury stock at cost	—	(159)
Proceeds from the issuance of common stock	55	98

Net cash used in financing activities	(743)	(61)
(Decrease) increase in cash and cash equivalents	(1,788)	7,620
Cash and cash equivalents at beginning of period	10,755	4,586

Cash and cash equivalents at end of period	$8,967	$12,206

See notes to consolidated financial statements.

Schuff International, Inc.
Notes to Consolidated Financial Statements (Unaudited)

June 30, 2003

1.     Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     Stock Options

The Company has a stock-based employee compensation plan. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148,  Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plan vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

		(in thousands)

Net loss as reported	$(1,626)	$(931)	$(2,036)	$(30,431)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	18	72	112	187

Pro forma net loss	$(1,644)	$(1,003)	$(2,148)	$(30,618)

Net loss per share-basic-as reported	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Pro forma net loss per share—basic	$(0.23)	$(0.14)	$(0.31)	$(4.21)

Net loss per share-diluted-as reported	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Pro forma net loss per share—diluted	$(0.23)	$(0.14)	$(0.31)	$(4.21)

3.     Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

4.     New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The Company must adopt FIN 46 in the first interim or annual period beginning after June 15, 2003 for any VIEs created before February 1, 2003. Management does not believe that the Company had any VIEs at June 30, 2003.

5.     Receivables

Receivables consist of the following at:

	June 30	December 31
	2003	2002

	(in thousands)

Contract receivables:
Contracts in progress	$33,755	$47,829
Unbilled retentions	12,441	14,524
Allowance for doubtful accounts	(365)	(318)

	45,831	62,035
Other receivables	838	803

	$46,669	$62,838

6.     Inventories

Inventories consist of the following at:

	June 30	December 31
	2003	2002

	(in thousands)

Raw materials	$4,622	$4,632
Finished goods	99	82

	$4,721	$4,714

7.     Line of Credit

The Company has received a 90-day extension of its existing credit facility, which expired on June 30, 2003. The Company is currently in the process of negotiating the final terms and conditions of a new credit facility with its existing financial institution. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety. At June 30, 2003, the Company had no borrowings under its line of credit. The existing credit facility requires that the Company maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth, and quarterly profitability. At June 30, 2003, the Company was not in compliance with these credit facility covenants due to its second quarter financial performance. The Company received a waiver of such noncompliance from the bank dated July 28, 2003.

8.     Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002

	(in thousands, except per share data)

Numerator:
Loss before the cumulative effect of a change in accounting principle	$(1,626)	$(931)	$(2,036)	$(840)
Cumulative effect of a change in accounting principle	—	—	—	(29,591)

Net loss	$(1,626)	$(931)	$(2,036)	$(30,431)

Denominator:
Weighted average shares	6,997	7,273	6,988	7,268

Denominator for basic loss per share	6,997	7,273	6,988	7,268
Effect of dilutive securities:
Employee and director stock options	—	—	—	—

Denominator for diluted net loss per share – adjusted weighted average shares and assumed conversions	6,997	7,273	6,988	7,268

Basic loss per share:
Loss per share before the cumulative effect of a change in accounting principle	$(0.23)	$(0.13)	$(0.29)	$(0.12)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net loss per share	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Diluted loss per share:
Loss per share before the cumulative effect of a change in accounting principle	$(0.23)	$(0.13)	$(0.29)	$(0.12)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net loss per share	$(0.23)	$(0.13)	$(0.29)	$(4.19)

Options to purchase 1,017,686 and 1,149,274 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and six months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the options would be anti-dilutive due to the net loss.

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

In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002 the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change as of January 1, 2002. The impairment charge resulted from declining results given current and expected future economic conditions in the Commercial-Pacific, Commercial-Southeast and Manufacturing-Other segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both an income and market multiple approach. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

10.     Gain on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) and related income tax expense of $78,000 during the six months ended June 30, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs.

11.     Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the six months ended June 30, 2003.

On October 24, 2002, a union organizer and several employees brought a lawsuit against the Company’s subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. The Company denied any knowing violation of the California wage and hour laws and believed the lawsuit was improperly brought as part of union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister. The Local Region of the NLRB denied Bannister’s objections to the election in late February 2003. Bannister appealed that decision to the NLRB in Washington D.C. to pursue a new election. In June 2003, the Union, several employees and Bannister Steel reached a comprehensive settlement agreement of all outstanding matters. The settlement resulted in the recognition of the Union until the end of 2003, with an extension of a collective bargaining agreement until June 2006 upon approval by the San Diego Superior Court of the settlement and dismissal of the wage and hour lawsuit. Under the terms of the settlement, Bannister will pay a class of current and former employees the sum of $120,000. The settlement is subject to Court approval, which is expected in the fourth quarter of 2003. The Company believes that this was a satisfactory resolution to the matter, given the time, expense and distraction of litigation. The Company has provided an accrual for the $120,000 settlement in the accompanying consolidated balance sheet and statements of operations.

The Company does not believe there were any material changes to the other contingencies existing at December 31, 2002, as listed in the Company’s Annual Report on Form 10-K, for which the eventual outcome could have a material adverse impact on the Company.

12.     Segment Information

	Three Months Ended June 30, 2003

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

			(in thousands)

Revenues from external customers	$7,539	$18,496	$7,822	$6,135	$39,992
Intersegment revenues	—	1,126	—	1,175	2,301
Operating (loss) income	(958)	714	(233)	(114)	(591)

	Three Months Ended June 30, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

			(in thousands)

Revenues from external customers	$6,944	$20,334	$14,459	$10,162	$51,899
Intersegment revenues	—	836	—	587	1,423
Operating income (loss)	523	(1,229)	1,334	384	1,012

	Six Months Ended June 30, 2003

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

			(in thousands)

Revenues from external customers	$13,967	$44,792	$16,533	$14,940	$90,232
Intersegment revenues	—	1,329	—	3,004	4,333
Operating (loss) income	(860)	941	94	529	704

	Six Months Ended June 30, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

			(in thousands)

Revenues from external customers	$14,928	$39,794	$28,515	$19,757	$102,994
Intersegment revenues	—	1,759	—	1,873	3,632
Operating income (loss)	1,107	(1,069)	2,701	786	3,525

13.     Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2003 and 2002 equaled net loss for the corresponding periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Legal Contingencies

We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position or results of operations. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates as necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Overview

During the last 21 months, the commercial construction industry has experienced a dramatic downturn as a result of macroeconomic conditions and increasing geopolitical uncertainty. The threat of possible U.S. military action in the Middle East, which ultimately came to pass late in the first quarter of 2003, was a primary cause of the uncertainty. These factors, as well as extreme pricing pressure from local and regional competitors, resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. In addition, to the extent that we experience a decreased demand for our products, we must manage our capacity in an effort to cover our fixed operating costs. The net results were lower revenues and gross margins across all of our business units and in projects both large and small.

Revenues

Revenues decreased by 22.9 percent to $40.0 million for the three months ended June 30, 2003 from $51.9 million for the three months ended June 30, 2002. The average revenues for our ten largest revenue generating projects in the three month period ended June 30, 2003 were $1.4 million versus $1.7 million in the three month period ended June 30, 2002. Revenues decreased by 12.4 percent to $90.2 million for the six months ended June 30, 2003 from $103.0 million for the six months ended June 30, 2002. The average revenues for our ten largest revenue generating projects in the six month period ended June 30, 2003 were $2.7 million versus $3.0 million in the six month period ended June 30, 2002. The decrease in revenues and average revenues was the result of the continued downturn of the commercial construction industry, as described above.

Gross Profit

Gross profit decreased by 30.1 percent to $4.9 million for the three month period ended June 30, 2003 from $7.0 million for the three month period ended June 30, 2002. Gross profit decreased by 21.4 percent to $12.2 million for the six month period ended June 30, 2003 from $15.5 million for the six month period ended June 30, 2002. As a percentage of revenues, gross profit decreased to 12.2 percent for the three month period June 30, 2003, from 13.4 percent for the three month period ended March 31, 2002. As a percentage of revenues, gross profit decreased to 13.5 percent for the six month period June 30, 2003, from 15.0 percent for the six month period ended June 30, 2002. The decreases were primarily attributable to lower demand for our products and our acceptance of lower-margin projects. Our industry continues to face extreme pricing pressures. Therefore, we have accepted lower-margin projects in an attempt to sustain our volume in order to cover our fixed operating costs.

During the three and six month periods ended June 30, 2003, costs associated with certain departments at our Commercial-Southeast segment were included in general and administrative expenses. In order to conform with the 2003 presentation, $257,000 and $483,000 of these costs for the Commercial-Southeast segment were reclassified from cost of revenues to general and administrative expense in the three and six months ended June 30, 2002, respectively. The costs of these departments of our other segments continue to be included in general and administrative expense for all periods presented.

General and Administrative Expenses

General and administrative expenses decreased by 8.3 percent to $5.5 million for the three months ended June 30, 2003 from $6.0 million for the three months ended June 30, 2002. General and administrative expenses decreased by 4.1 percent to $11.5 million for the six months ended June 30, 2003 from $12.0 million for the six months ended June 30, 2002. The decreases in 2003 were largely attributable to our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues increased to 13.7 percent and 12.7 percent for the three and six months ended June 30, 2003, respectively, from 11.5 percent and 11.6 percent for the three and six months ended June 30, 2002,respectively. The increase was primarily due to decreased revenues in 2003.

Interest Expense

Interest expense decreased to $2.5 million for the three months ended June 30, 2003 from $2.6 million for the three months ended June 30, 2002 and to $5.0 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002. The decrease in interest expense was due to the reduction of long term debt that occurred in late 2002 and the first quarter of 2003. Interest expense is primarily attributable to our remaining $90.0 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $121,000 for the three months ended June 30, 2003 from $294,000 for the three months ended June 30, 2002. The decrease in other income was primarily due to reduced interest income. Other income increased to $505,000 for the six months ended June 30, 2003 from $441,000 for the six months ended June 30, 2002. The increase was primarily due to the $182,000 gain on the extinguishment of debt that occurred in 2003 offset by the above decrease in interest income.

Income Tax Provision

Income tax benefit was $1.3 million, which reflects a 44.5 percent effective tax rate, and $1.7 million, which reflects a 45.2 percent effective tax rate, for the three and six months ended June 30, 2003, respectively. The effective tax rate was higher for purposes of calculating the tax benefit than the federal statutory rate due to the recognition of research and development tax credits for book purposes offset by state income taxes and the effect of permanent tax differences. Income tax benefit was $351,000, which reflects a 27.4 percent effective tax rate, and $403,000, which reflects a 32.4 percent effective tax rate, for the three and six months ended June 30, 2002, respectively. The 2003 effective tax rates are higher than the 2002 rates primarily because of greater available federal and state research and development tax credits available for carryback to prior years.

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 142 at the beginning of the quarter ended March 31, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the three and six month periods ended June 30, 2003 and 2002 and incurred a noncash transitional impairment charge of $29.6 million during the quarter ended March 31, 2002.

Backlog

Backlog decreased 9.9 percent to $97.0 million ($41.6 million under contracts or purchase orders and $55.4 million under letters of intent) at June 30, 2003 from $107.6 million ($38.3 million under contracts or purchase orders and $69.3 million under letters of intent) at March 31, 2003. The decrease in backlog compared to March 31, 2003 was the result of several large projects nearing completion that have not been replaced by other projects of a comparable size. The decrease is also a result of the overall decline in the construction industry discussed above. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. If we were not able to bill in advance of costs, we would rely on our credit facility to meet our working capital needs. At June 30, 2003, we had working capital of approximately $60.4 million. We believe that we have sufficient liquidity through our present resources to meet our near-term operating needs.

We are currently in the process of negotiating the final terms and conditions of a new credit facility. The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety. At June 30, 2003, we had no outstanding borrowings under our existing credit facility. We have $8.0 million of outstanding letters of credit that were issued under the existing $10.0 million credit facility. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the June 30, 2003 balance sheet.

The existing credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. The existing credit facility contains covenants that, among other things, limit our ability to pay cash dividends or make other distributions, repurchase our Senior Notes, incur additional indebtedness, change our business, and merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank. We anticipate that the new credit facility will contain similar terms and conditions.

The existing credit facility also requires that we maintain a specified EBITDAR coverage (defined as the sum of earnings before interest, taxes, depreciation, amortization and rents divided by the sum of interest, rents, Senior Note and/or treasury stock repurchases and capital expenditures), a minimum tangible net worth and quarterly profitability. At June 30, 2003, we were not in compliance with these credit facility covenants due to our second quarter financial performance. We received a waiver of such noncompliance from the bank dated July 28, 2003.

We received a 90-day extension of our existing credit facility, which expired on June 30, 2003. Although we have received a waiver and extension from the bank, there is no guarantee that we will be able to successfully negotiate the final terms and conditions of a new credit facility with our existing financial institution. If we are unable to finalize negotiations regarding a new credit facility with our existing financial institution, we will have to try to negotiate a new credit facility with another financial institution. If we are unable to negotiate a credit facility with any financial institution, our liquidity and ability to obtain performance bonding on projects will be negatively impacted.

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities used cash flows of $675,000 and provided cash flows of $7.9 million in the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, operating cash flows were greater than net loss due to the $16.2 million decrease in accounts receivable, $2.5 million decrease in costs and recognized earnings in excess of billings and $2.1 million of depreciation and amortization offset by the $2.1 million decrease in accounts payable, $4.9 million decrease in billings in excess of costs and recognized earnings and $1.8 million increase in the income tax receivable. For the six months ended June 30, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $1.4 million decrease in accounts receivable, $1.6 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts, $1.1 million increase in accounts payable and $2.0 million increase in billings in excess of costs and recognized earnings offset by a $1.2 million decrease in accrued payroll and employee benefits. Cash used in investing activities totaled $370,000 and $246,000 for the six months ended June 30, 2003 and 2002, respectively, substantially all of which was purchases of equipment offset by proceeds from the sale of property and equipment. Financing activities used $743,000 in the six months ended June 30, 2003, substantially all of which was related to the repayment of $1.0 million of our 10-1/2% Senior Notes at a discount. Financing activities used $61,000 in the six months ended June 30, 2002, which was related to the purchase of treasury stock offset by the issuance of common stock.

On June 4, 1998, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of our 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of Addison Structural Services, Inc., Six Industries, Inc. and Bannister Steel, Inc. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by our current and future, direct and indirect subsidiaries. During the six months ended June 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market.

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

We estimate that our capital expenditures for 2003 will approximate $1.2 million in addition to the approximately $536,000 that has been expended as of June 30, 2003. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

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

Dependence on Construction Industry

We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity declines significantly in our principal markets, our business, financial condition and results of operations would be adversely affected. In fact, since the third quarter of 2001, a general decline in the construction industry due to an economic downturn and global developments following the terrorist attacks on September 11, 2001, has adversely affected demand in our industry, particularly with respect to projects in the tourism industry.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $46.5 million, representing 47.9 percent of our backlog at June 30, 2003, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated.

Fixed Price Contracts

Most of our $97.0 million backlog at June 30, 2003 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

Geographic Concentration

Our fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California and Texas, states in which the construction industry has experienced cycles of substantial growth followed by periodic economic downturns. Because of this concentration, future construction activity and our business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

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

In August 2001, we created a new subsidiary, On-Time Steel Management, Inc. (“OTSM”). In September 2002, we created two additional subsidiaries, On-Time Steel Management-Colorado (“OTSM-CO”) and On-Time Steel Management-Northwest (“OTSM-NW”). All three of these new subsidiaries bid and contract for work but subcontract all of their fabrication and erection labor. We believe that OTSM’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work. However, in July 2003, management determined that it was in the Company’s best interest to close the OTSM-NW subsidiary due to the weak construction market in the Seattle area. We are currently in the process of completing existing projects awarded to OTSM-NW and expect all activity to be completed by early 2004.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to our estimated capital expenditures for 2003, our belief that we have sufficient liquidity to meet our near-term operating needs, and our anticipated business operations in future periods. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences, including the potential that unanticipated repairs or replacement of fabrication equipment could increase our capital expenditures and that the loss of major contracts could negatively impact our liquidity. Other factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth above under the caption “Factors That May Affect Future Operating Results and Financial Condition.” In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. We undertake no obligation to publicly update or review any forward-looking statements as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2003, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

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

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2003 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b)  Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)		The Annual Meeting of Stockholders was held on May 16, 2003.

(b)		The following individuals were elected to the Board of Directors: David A. Schuff, Scott A. Schuff, Michael R. Hill, Edward M. Carson, Dennis DeConcini and H. Wilson Sundt. Their terms will expire at the Company’s 2004 Annual Meeting of Stockholders.

(c)		The matters submitted for vote at the Annual Meeting were as follows:

(c)	(1)	Election of six directors to the Board of Directors to serve until the 2004 Annual Meeting of Stockholders. See Item 4(b) above. The shares were voted as follows:

Nominee	Number of Shares

David A. Schuff	For:	7,090,672
	Withheld:	7,581
Scott A. Schuff	For:	7,090,672
	Withheld:	7,581
Michael R. Hill	For:	7,090,672
	Withheld:	7,581
Edward M. Carson	For:	7,090,672
	Withheld:	7,581
Dennis Deconcini	For:	7,088,472
	Withheld:	9,781
H. Wilson Sundt	For:	7,090,672
	Withheld:	7,581

(c)	(2)	Approval of the amendment to the Schuff International Director Compensation Plan, increasing the number of shares available thereunder. The shares were voted as follows:

For:	7,043,482
Against:	42,588
Abstentions:	12,183

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 31.1.	Certification of Principal Executive Officer of Schuff International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Certification of Principal Financial Officer of Schuff International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.	Certification of Chief Executive Officer of Schuff International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2.	Certification of Chief Financial Officer of Schuff International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.

Date: August 11, 2003	By:	/s/ Michael R. Hill

Michael R. Hill Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)