Form 10-Q
period 2003-09-30
SCHUFF INTERNATIONAL INC
filed 2003-11-19
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [X]        No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of November 3, 2003, there were 7,032,270 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

		Page

Part I:	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002	1
	Consolidated Statements of Operations (unaudited) – Three and Nine Months Ended September 30, 2003 and 2002	2
	Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2003 and 2002	3
	Notes to Consolidated Financial Statements (unaudited) – September 30, 2003	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
Part II:	Other Information
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2003	2002

	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,006	$10,755
Restricted funds on deposit	7,496	3,468
Receivables	40,591	62,405
Income tax receivable	2,484	—
Costs and recognized earnings in excess of billings on uncompleted contracts	16,529	16,139
Inventories	4,334	4,714
Deferred tax asset	2,506	2,317
Prepaid expenses and other current assets	847	590

Total current assets	87,793	100,388
Property and equipment, net	24,907	27,132
Goodwill, net	17,115	17,115
Other assets	3,739	3,710

	$133,554	$148,345

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,113	$12,707
Accrued payroll and employee benefits	3,920	5,015
Accrued interest	3,171	810
Other accrued liabilities	5,224	5,922
Billings in excess of costs and recognized earnings on uncompleted contracts	8,878	13,521
Income taxes payable	—	23
Current portion of long-term debt	—	81

Total current liabilities	30,306	38,079
Long-term debt, less current portion	90,040	91,170
Deferred income taxes	1,912	1,912
Other liabilities	473	1,713
Minority interest	80	117
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,468,070 and 7,372,894 issued and 7,032,270 and 6,937,094 outstanding, respectively	7	7
Additional paid-in capital	15,361	15,248
(Accumulated deficit) retained earnings	(3,969)	755
Treasury stock (435,800 shares), at cost	(656)	(656)

Total stockholders’ equity	10,743	15,354

	$133,554	$148,345

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

	(in thousands, except per share data)
Revenues	$38,150	$62,021	$128,382	$165,015
Cost of revenues	33,735	53,257	111,797	140,771

Gross profit	4,415	8,764	16,585	24,244
General and administrative expenses	5,740	5,738	17,206	17,693

Operating (loss) income	(1,325)	3,026	(621)	6,551
Interest expense	(2,515)	(2,651)	(7,490)	(7,859)
Other income	114	287	619	728

(Loss) income before income tax benefit, minority interest and the cumulative effect of a change in accounting principle	(3,726)	662	(7,492)	(580)
Income tax (benefit) expense	(1,030)	210	(2,731)	(192)

(Loss) income before minority interest and the cumulative effect of a change in accounting principle	(2,696)	452	(4,761)	(388)
Minority interest in loss of subsidiaries	8	18	37	18

(Loss) income before the cumulative effect of a change in accounting principle	(2,688)	470	(4,724)	(370)
Cumulative effect of a change in accounting principle	—	—	—	(29,591)

Net (loss) income	$(2,688)	$470	$(4,724)	$(29,961)

Basic (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.38)	$0.06	$(0.67)	$(0.05)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net (loss) income per share	$(0.38)	$0.06	$(0.67)	$(4.12)

Diluted (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.38)	$0.06	$(0.67)	$(0.05)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net (loss) income per share	$(0.38)	$0.06	$(0.67)	$(4.12)

Weighted average shares used in computation:
Basic	7,025	7,268	7,001	7,268

Diluted	7,025	7,268	7,001	7,268

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30
	2003	2002

	(in thousands)
Operating activities
Net loss	$(4,724)	$(29,961)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,152	3,352
Cumulative effect of a change in accounting principle	—	29,591
Gain from extinguishment of debt	(182)	(98)
Gain on disposal of property and equipment	(88)	(128)
Deferred income taxes	(189)	—
Stock awards	25	74
Minority interest in loss of subsidiaries	(37)	(18)
Changes in operating assets and liabilities:
Restricted funds on deposit	(4,028)	(2,462)
Receivables	21,814	(362)
Costs and recognized earnings in excess of billings on uncompleted contracts	(390)	3,030
Inventories	380	1,524
Prepaid expenses and other assets	(257)	(156)
Accounts payable	(3,594)	1,691
Accrued payroll and employee benefits	(1,095)	(370)
Accrued interest	2,361	2,380
Other accrued liabilities	(698)	(403)
Billings in excess of costs and recognized earnings on uncompleted contracts	(4,643)	4,370
Income taxes receivable/payable	(2,507)	830
Other liabilities	(1,241)	(19)

Net cash provided by operating activities	4,059	12,865
Investing activities
Acquisition of property and equipment	(957)	(662)
Proceeds from disposals of property and equipment	191	176
(Increase) decrease in other assets	(114)	8

Net cash used in investing activities	(880)	(478)
Financing activities
Principal payments on long-term debt	(798)	(810)
Minority interest	—	150
Purchase of treasury stock at cost	—	(250)
Payment of debt issuance costs	(218)	—
Proceeds from the issuance of common stock	88	168

Net cash used in financing activities	(928)	(742)
Increase in cash and cash equivalents	2,251	11,645
Cash and cash equivalents at beginning of period	10,755	4,586

Cash and cash equivalents at end of period	$13,006	$16,231

     See notes to consolidated financial statements.

Schuff International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

		(in thousands)
Net (loss) income as reported	$(2,688)	$470	$(4,724)	$(29,961)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	66	129	178	316

Pro forma net (loss) income	$(2,754)	$341	$(4,902)	$(30,277)

Net (loss) income per share-basic-as reported	$(0.38)	$0.06	$(0.67)	$(4.12)

Pro forma net (loss) income per share—basic	$(0.39)	$0.05	$(0.70)	$(4.17)

Net (loss) income per share-diluted-as reported	$(0.38)	$0.06	$(0.67)	$(4.12)

Pro forma net (loss) income per share—diluted	$(0.39)	$0.05	$(0.70)	$(4.17)

3. Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation.

4. New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 will require identification of the Company’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The Company must adopt FIN 46 in the first interim or annual period beginning after June 15, 2003 for any VIEs created before February 1, 2003. Management does not believe that the Company had any VIEs at September 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of this Statement as of July 1, 2003 had no impact on the Company’s financial position or results of operations.

5. Receivables

Receivables consist of the following at:

	September 30	December 31
	2003	2002

	(in thousands)
Contract receivables:
Contracts in progress	$28,551	$47,829
Unbilled retentions	12,057	14,524
Allowance for doubtful accounts	(398)	(318)

	40,210	62,035
Other receivables	381	370

	$40,591	$62,405

6. Inventories

Inventories consist of the following at:

	September 30	December 31
	2003	2002

	(in thousands)
Raw materials	$4,232	$4,632
Finished goods	102	82

	$4,334	$4,714

7. Line of Credit

On August 13, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum aggregate amount of $15.0 million to the Company and cause the issuance of letters of credit in the maximum amount of $11.5 million for the Company’s account. The facility under the Credit and Security Agreement replaces the Company’s credit facility under the Credit Agreement, dated June 30, 1998, as amended, between the Company and Wells Fargo Bank, N.A. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety. At September 30, 2003, the Company had no borrowings but had $9.9 million of outstanding letters of credit issued under its line of credit. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the September 30, 2003 balance sheet.

The new credit facility is secured by a first priority, perfected security interest in all of the Company’s assets and its present and future subsidiaries. The interest rate is prime plus 1.50%. The credit facility contains covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions, repurchase its Senior Notes, incur additional indebtedness, change its business, and merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The new credit facility requires that the Company maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss and maximum capital expenditures. At September 30, 2003, the Company was not in compliance with some of these credit facility covenants due to its third quarter financial performance. The Company received a waiver of such noncompliance from the bank dated November 17, 2003. Additionally, the bank amended the minimum book net worth covenant for the remainder of 2003.

8. Net Loss Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended		Nine months ended
	September 30		September 30
	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
(Loss) income before the cumulative effect of a change in accounting principle	$(2,688)	$470	$(4,724)	$(370)
Cumulative effect of a change in accounting principle	—	—	—	(29,591)

Net (loss) income	$(2,688)	$470	$(4,724)	$(29,961)

Denominator for basic (loss) income per share:
Weighted average shares	7,025	7,268	7,001	7,268
Effect of dilutive securities:
Employee and director stock options	—	—	—	—

Denominator for diluted net (loss) income per share – adjusted weighted average shares and assumed conversions	7,025	7,268	7,001	7,268

Basic (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.38)	$0.06	$(0.67)	$(0.05)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net (loss) income per share	$(0.38)	$0.06	$(0.67)	$(4.12)

Diluted (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.38)	$0.06	$(0.67)	$(0.05)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.07)

Net (loss) income per share	$(0.38)	$0.06	$(0.67)	$(4.12)

Options to purchase 1,011,326 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and nine months ended September 30, 2003 but were not included in the computation of diluted net loss per share because the options would be anti-dilutive due to the net loss. Options to purchase 1,129,774 shares of common stock at prices ranging from $2.50 to $13.75 were outstanding during the three months ended September 30, 2002 but were not included in the computation of diluted net income per share because the weighted average share price was less than the option price. Options to purchase 1,129,774 shares of common stock at prices ranging from $2.50 to $13.75 were outstanding during the nine months ended September 30, 2002 but were not included in the computation of diluted net loss per share because the options would be anti-dilutive due to the net loss.

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

10. Gains on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) during the nine months ended September 30, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs.

The Company recognized a gain of $163,000 (included in other income) during the three and nine months ended September 30, 2002 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 19% discount, net of the write-off of related unamortized debt issue costs.

11. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the nine months ended September 30, 2003.

On October 24, 2002, a union organizer and several employees brought a lawsuit against the Company’s subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. The Company denied any knowing violation of the California wage and hour laws and believed the lawsuit was improperly brought as part of union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister. The Local Region of the National Labor Relations Board (“NLRB”) denied Bannister’s objections to the election in late February 2003. Bannister appealed that decision to the NLRB in Washington D.C. to pursue a new election. In June 2003, the Union, several employees and Bannister Steel reached a comprehensive settlement agreement of all outstanding matters. The settlement resulted in the recognition of the Union until the end of 2003, with an extension of a collective bargaining agreement until June 2006 upon approval by the San Diego Superior Court of the settlement and dismissal of the wage and hour lawsuit. Under the terms of the settlement, Bannister will pay a class of current and former employees the sum of $120,000. The Company believes that this was a satisfactory resolution to the matter, given the time, expense and distraction of litigation. The Company has provided an accrual for the $120,000 settlement in the accompanying consolidated balance sheet and statements of operations. The Company had paid approximately $78,000 as of September 30, 2003.

The Company does not believe there were any material changes to the other contingencies existing at December 31, 2002, as listed in the Company’s Annual Report on Form 10-K, for which the eventual outcome could have a material adverse impact on the Company.

12. Segment Information

	Three Months Ended September 30, 2003

		Commercial		Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$5,613	$17,926	$7,601	$7,010	$38,150
Intersegment revenues	—	965	—	774	1,739
Operating (loss) income	(445)	286	(1,208)	42	(1,325)

	Three Months Ended September 30, 2002

		Commercial		Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$11,355	$26,486	$13,248	$10,932	$62,021
Intersegment revenues	—	636	—	1,035	1,671
Operating income	882	695	1,045	404	3,026

	Nine Months Ended September 30, 2003

		Commercial		Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$19,580	$62,716	$24,135	$21,951	$128,382
Intersegment revenues	—	2,295	—	3,777	6,072
Operating (loss) income	(1,306)	1,227	(1,114)	572	(621)
Total assets	18,549	78,760	38,031	43,149	178,489
Goodwill	2,309	—	4,377	10,429	17,115

	Nine Months Ended September 30, 2002

		Commercial		Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(in thousands)
Revenues from external customers	$26,283	$66,279	$41,763	$30,690	$165,015
Intersegment revenues	—	2,396	—	2,906	5,302
Operating income (loss)	1,989	(374)	3,746	1,190	6,551

September 30
Reconciliation of Total Assets	2003

(in thousands)
Total assets for reportable segments	$178,489
Elimination of intercompany receivables	(29,799)
Elimination of investment in subsidiaries	(15,147)
Other adjustments	11

Total consolidated assets	$133,554

13. Comprehensive Loss

Total comprehensive loss for the three and nine months ended September 30, 2003 and 2002 equaled net loss for the corresponding periods.

14. Backlog

The Company’s backlog was $104.0 million ($39.3 million under contracts or purchase orders and $64.7 million under letters of intent) at September 30, 2003. The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $59.9 million, representing 57.6 percent of the Company’s backlog at September 30, 2003, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially.

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

Goodwill and Intangible Asset Impairment

We assess the impairment of goodwill on an annual basis as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. When we determine that the carrying value of goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model and a comparative market analysis. In accordance with SFAS No. 142, on January 1, 2002, we ceased amortizing goodwill. SFAS No. 142 requires an assessment of goodwill upon adoption and at least annually thereafter, using a two step methodology. Based upon the assessment at adoption, we recorded a transitional impairment loss of $29.6 million, or $4.07 per basic and diluted earnings per share, as a cumulative effect of an accounting change at the beginning of the first quarter of 2002. We are currently in the process of performing our annual assessment of goodwill as of October 31, 2003.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have provided for a valuation allowance because we believe that our deferred tax assets related to state net operating losses may not be recovered from future taxable income.

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

Results of Operations

Overview

During the last two years, the commercial construction industry has experienced a dramatic downturn as a result of macroeconomic conditions and increasing geopolitical uncertainty. The continued instability in the Middle East is a primary cause of the uncertainty. These factors, as well as extreme pricing pressure from local and regional competitors, resulted in elongated selling cycles and reduced demand for our products and services, especially in leisure and tourism-based construction projects. In addition, to the extent that we experience a decreased demand for our products, we must manage our capacity in an effort to cover our fixed operating costs. The net results were lower revenues and gross margins across all of our business units and in projects both large and small.

Revenues

Revenues decreased by 38.5 percent to $38.2 million for the three months ended September 30, 2003 from $62.0 million for the three months ended September 30, 2002. The average revenues for our ten largest revenue generating projects in the three month period ended September 30, 2003 were $1.5 million versus $2.2 million in the three month period ended September 30, 2002. Revenues decreased by 22.2 percent to $128.4 million for the nine months ended September 30, 2003 from $165.0 million for the nine months ended September 30, 2002. The average revenues for our ten largest revenue generating projects in the nine month period ended September 30, 2003 were $4.0 million versus $4.6 million in the nine month period ended September 30, 2002. The decrease in revenues and average revenues was primarily the result of the continued downturn of the commercial construction industry, as described above.

Gross Profit

Gross profit decreased by 49.6 percent to $4.4 million for the three month period ended September 30, 2003 from $8.8 million for the three month period ended September 30, 2002. Gross profit decreased by 31.6 percent to $16.6 million for the nine month period ended September 30, 2003 from $24.2 million for the nine month period ended September 30, 2002. As a percentage of revenues, gross profit decreased to 11.6 percent for the three month period September 30, 2003, from 14.1 percent for the three month period ended September 30, 2002. As a percentage of revenues, gross profit decreased to 12.9 percent for the nine month period September 30, 2003, from 14.7 percent for the nine month period ended September 30, 2002. The decreases were primarily attributable to lower demand for our products and our acceptance of lower-margin projects. Our industry continues to face extreme pricing pressures. Therefore, we have accepted lower-margin projects in an attempt to sustain our volume in order to cover our fixed operating costs.

During the three and nine month periods ended September 30, 2003, costs associated with certain departments at our Commercial-Southeast segment were included in general and administrative expenses. In order to conform with the 2003 presentation, $321,000 and $805,000 of these costs for the Commercial-Southeast segment were reclassified from cost of revenues to general and administrative expense in the three and nine months ended September 30, 2002, respectively. The costs of these departments of our other segments continue to be included in general and administrative expense for all periods presented.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended September 30, 2003 and 2002. General and administrative expenses decreased by 2.8 percent to $17.2 million for the nine months ended September 30, 2003 from $17.7 million for the nine months ended September 30, 2002. The decrease was largely attributable to our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues increased to 15.0 percent and 13.4 percent for the three and nine months ended September 30, 2003, respectively, from 9.3 percent and 10.7 percent for the three and nine months ended September 30, 2002, respectively. The increase was primarily due to decreased revenues in 2003.

Interest Expense

Interest expense decreased to $2.5 million for the three months ended September 30, 2003 from $2.7 million for the three months ended September 30, 2002 and to $7.5 million for the nine months ended September 30, 2003 from $7.9 million for the nine months ended September 30, 2002. The decrease in interest expense was due to the reduction of long term debt that occurred in late 2002 and the first quarter of 2003. Interest expense is primarily attributable to our remaining $90.0 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $114,000 for the three months ended September 30, 2003 from $287,000 for the three months ended September 30, 2002. The decrease in other income was primarily due to the $163,000 gain on extinguishment of debt that occurred in 2002. Other income decreased to $619,000 for the nine months ended September 30, 2003 from $728,000 for the nine months ended September 30, 2002. The decrease was primarily due to a decrease in interest income.

Income Tax Provision

Income tax benefit was $1.0 million, which reflects a 27.6 percent effective tax rate, and $2.7 million, which reflects a 36.5 percent effective tax rate, for the three and nine months ended September 30, 2003, respectively. The effective tax rate for the three months ended September 30, 2003 was lower than the statutory rates due to a reduced projected state tax rate to reflect the lower expected benefit from state net operating loss carryforwards and a valuation reserve related to the deferred tax assets resulting from state net operating loss carryforwards. For the nine months ended September 30, 2003, the establishment of the valuation allowance was completely offset by the recognition of federal research and development tax credits for book purposes, which resulted in an effective tax rate that was consistent with the statutory rates. We expect to carryback the net operating loss at September 30, 2003 for federal tax purposes, which will be fully utilized to result in an estimated current tax refund of $2.5 million. Income tax expense was $210,000, which reflects a 31.7 percent effective tax rate, for the three months ended September 30, 2002. Income tax benefit was $192,000, which reflects a 33.1 percent effective tax rate, for the nine months ended September 30, 2002. The effective tax rate was lower than the federal statutory rates primarily because of the available federal and state research and development tax credits.

Cumulative Effect of a Change in Accounting Principle

We adopted SFAS No. 142 at the beginning of the quarter ended March 31, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the three and nine month periods ended September 30, 2003 and 2002 and incurred a noncash transitional impairment charge of $29.6 million during the quarter ended March 31, 2002.

Backlog

Backlog increased 7.2 percent to $104.0 million ($39.3 million under contracts or purchase orders and $64.7 million under letters of intent) at September 30, 2003 from $97.0 million ($41.6 million under contracts or purchase orders and $55.4 million under letters of intent) at June 30, 2003. The increase in backlog compared to June 30, 2003 was the result of the award of several new projects during the third quarter. We have made a continuing effort to focus on bidding on a greater number of projects with a shorter duration to maximize efficiencies and reduce risk.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

We attempt to structure the payment arrangements under our contracts to match costs incurred under related projects. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. If we were not able to bill in advance of costs, we would rely on our credit facility to meet our working capital needs. At September 30, 2003, we had working capital of approximately $57.5 million. We believe that we have sufficient liquidity through our present resources to meet our near-term operating needs.

On August 13, 2003, we signed a new credit facility agreement with Wells Fargo Credit, Inc. The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety. At September 30, 2003, we had no outstanding borrowings under our existing credit facility. We have $9.9 million of outstanding letters of credit that were issued under the $15.0 million credit facility. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the September 30, 2003 balance sheet.

The new credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. The existing credit facility contains covenants that, among other things, limit our ability to pay cash dividends or make other distributions, repurchase our Senior Notes, incur additional indebtedness, change our business, and merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The new credit facility requires that we maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss and maximum capital expenditures. At September 30, 2003, we were not in compliance with some of these credit facility covenants due to our third quarter financial performance. We received a waiver of such noncompliance from the bank dated November 17, 2003. Additionally, the bank amended the minimum book net worth covenant for the remainder of 2003.

Although our credit facility bank has waived noncompliance with the credit facility covenants, there is no guarantee that events of noncompliance, if any, will be waived in the future. If we lose and are unable to replace our credit facility, our ability to issue letters of credit to our performance bond and workers’ compensation sureties would be adversely affected, which is likely to have a material effect on our business.

Our short term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. Operating activities provided cash flows of $4.1 million and $12.9 million in the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, operating cash flows were greater than net loss due to the $21.8 million decrease in accounts receivable, $2.4 million increase in accrued interest and $3.2 million of depreciation and amortization offset by the $3.6 million decrease in accounts payable, $4.6 million decrease in billings in excess of costs and recognized earnings and $4.0 million increase in restricted cash. For the nine months ended September 30, 2002, operating cash flows were greater than net loss due to the addback of the $29.6 million non-cash charge for the cumulative effect of a change in accounting principle, $3.0 million decrease in costs and recognized earnings in excess of billings on uncompleted contracts, $1.7 million increase in accounts payable, $2.4 million increase in accrued interest and $4.4 million increase in billings in excess of costs and recognized earnings offset by a $2.5 million increase in restricted funds on deposit. Cash used in investing activities totaled $880,000 and $478,000 for the nine months ended September 30, 2003 and 2002, respectively, substantially all of which was purchases of equipment offset by proceeds from the sale of property and equipment. Financing activities used $928,000 in the nine months ended September 30, 2003, substantially all of which was related to the repayment of $1.0 million of our 10-1/2% Senior Notes at a discount. Financing activities used $742,000 in the nine months ended September 30, 2002, substantially all of which was related to the repayment of $1.0 million of our 10 ½% Senior Notes at a discount.

On June 4, 1998, we completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of our 10-1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds from the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of Addison Structural Services, Inc., Six Industries, Inc. and Bannister Steel, Inc. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis, by our current and future, direct and indirect subsidiaries. During the nine months ended September 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market.

We have no other long-term debt commitments.

We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel Fabrications, Inc., and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years based on the Consumer Price Index. Our annual rental payments for the three leases were $1.0 million in 2002. During 2002, we amended the leases. The annual rent was reduced to $800,000 from

$1.1 million. With a 30-day written notice, the partnership may increase the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged. In July 2003, the annual rent was returned to $1.1 million due to the receipt of a written notice from the partnership.

We estimate that our capital expenditures for 2003 will approximate $500,000 in addition to the approximately $957,000 that has been expended as of September 30, 2003. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our operating needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

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

Substantial Leverage and Ability to Service Debt

With our 10-1/2% Senior Notes and new line of credit facility, we are highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. Our 10-1/2% Senior Notes permit us to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. Our level of indebtedness will have several important effects on our future operations, including, without limitation, (i) a substantial portion of our cash flow from operations must be dedicated to the payment of interest and principal on our indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets, and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities, (iii) our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited and (v) our leveraged position and the various covenants contained in the Senior Notes and the credit facility may place us at a relative competitive disadvantage as compared to certain of our competitors. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable us to service our debt, or that any of these measures could be effected on satisfactory terms, if at all.

Dependence on Construction Industry

We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity declines significantly in our principal markets, our business, financial condition and results of operations would be adversely affected. In fact, since the third quarter of 2001, a general decline in the construction industry due to an economic downturn and global developments following the terrorist attacks on September 11, 2001 and the war in Iraq in early 2003, has adversely affected demand in our industry, particularly with respect to projects in the tourism industry.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $59.9 million, representing 57.6 percent of our backlog at September 30, 2003, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated.

Fixed Price Contracts

Most of our $104.0 million backlog at September 30, 2003 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

Geographic Concentration

Our fabrication and erection operations currently are conducted primarily in Arizona, Nevada, Florida, Georgia, California, Texas and Colorado, states in which the construction industry has experienced cycles of substantial growth followed by periodic economic downturns. Because of this concentration, future construction activity and our business may be adversely affected in the event of a downturn in economic conditions existing in these states and in the southwestern and southeastern United States generally. Factors that may affect economic conditions include increases in interest rates or limitations in the availability of financing for construction projects, decreases in the amount of funds budgeted for governmental projects, decreases in capital expenditures devoted to the construction of plants, distribution centers, retail shopping centers, industrial facilities, hotels and casinos, convention centers and other facilities, the prevailing market prices of copper, gold and other metals that impact related mining activity, and downturns in occupancy rates, office space demand, tourism and convention related activity and population growth.

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

In August 2001, we created a new subsidiary, On-Time Steel Management, Inc. (“OTSM”). In September 2002, we created two additional subsidiaries, On-Time Steel Management-Colorado (“OTSM-CO”) and On-Time Steel Management-Northwest (“OTSM-NW”). All three of these new subsidiaries bid and contract for work but subcontract all of their fabrication and erection labor. We believe that OTSM’s model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work. However, in July 2003, management determined that it was in our best interest to close the OTSM-NW subsidiary due to the weak construction market in the Seattle area. We are currently in the process of completing existing projects awarded to OTSM-NW and expect all activity to be completed by early 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2003, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2003 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Change in Internal Control over Financial Reporting

     No change in our internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1.	Certification of Principal Executive Officer of Schuff International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Certification of Principal Financial Officer of Schuff International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.	Certification of Chief Executive Officer of Schuff International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2.	Certification of Chief Financial Officer of Schuff International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K dated August 13, 2003 pursuant to Item 5 to announce that the Company had entered into a Credit and Security Agreement with Wells Fargo Credit, Inc., which replaced the Credit Facility between the Company and Wells Fargo Bank, N.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.

Date: November 19, 2003	By:	/s/	Michael R. Hill

Michael R. Hill
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)