Form 10-K
period 2003-12-31
SCHUFF INTERNATIONAL INC
filed 2004-03-29
CIK 1038368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

At March 17, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant was $3,522,783 based on the closing market price of the Common Stock on such date, as reported by the American Stock Exchange.

The number of shares of the Registrant’s Common Stock outstanding at March 17, 2004 was 7,063,122.

			Page

PART I
Item 1	—	Business	2
Item 2	—	Properties	12
Item 3	—	Legal Proceedings	13
Item 4	—	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5	—	Market for the Registrant’s Common Equity Securities, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	—	Selected Financial Data	17
Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A	—	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8	—	Financial Statements and Supplementary Data	34
Item 9	—	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	35
Item 9A	—	Controls and Procedures	35

PART III
Item 10	—	Directors and Executive Officers of the Registrant	35
Item 11	—	Executive Compensation	38
Item 12	—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13	—	Certain Relationships and Related Transactions	44
Item 14	—	Principal Accountant Fees and Services	45
Item 15	—	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	47
EX-21.1
EX-23.1
EX-23.2
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-31.1
EX-31.2
EX-32.1

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

General

      Schuff International, Inc. is a fully integrated fabricator and erector of structural steel and heavy steel plate. We fabricate and erect structural steel for commercial and industrial construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas, shopping malls, hospitals, dams, bridges, mines and power plants. We also manufacture short- and long-span joists, trusses and girders as well as specialize in the fabrication and erection of large-diameter water pipe, water storage tanks, pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products.

      We seek to differentiate our operations by offering complete, turnkey steel construction services featuring design-build consultation, engineering, detailing, shop fabrication and field erection. By offering an integrated package of steel construction services from a single source, we believe we are able to respond more efficiently to the design and construction challenges associated with large, complex, “fast track” construction projects.

      We currently operate primarily in the southwestern and southeastern United States with a concentration in Arizona, Nevada, Texas, Florida, Georgia, southern California and Colorado.

      We offer our integrated steel construction services primarily to general contractors and engineering firms — including, among others, Hunt Construction, Fluor Daniel, Inc., Bechtel Group Inc. and Perini Corporation — that focus on a wide variety of projects, including hotels and casinos, office complexes, hospitals, manufacturing plants, shopping malls and centers, sports stadiums, power plants, restaurants, convention facilities, entertainment complexes, airports, schools, churches and warehouses.

      In 2001, we adopted a holding company form of organizational structure through a reorganization that provides us with a framework that generally allows for greater administrative and operational flexibility. As a result of the reorganization, Schuff Steel Company became a wholly-owned subsidiary of Schuff International, Inc., with all of Schuff Steel Company’s outstanding common stock converted, on a share for share basis, into common stock of Schuff International, Inc.

      We operate our business in the following subsidiaries:

•	Schuff Steel Company (“Schuff Steel”) was formed in 1976 and has facilities in Arizona.

•	Addison Steel, Inc. (“Addison”) was acquired in June 1998 and has facilities in Georgia and Florida.

•	Quincy Joist Company (Quincy) was acquired in June 1998 and has facilities in Florida and Arizona.

•	Six Industries, Inc. (“Six”) was acquired in August 1998 and has a facility in Texas.

•	Bannister Steel, Inc. (“Bannister”) was acquired in October 1998 and has a facility in California.

•	On-Time Steel Management, Inc. (“OTSM-Southwest”) was formed in August 2001 and focuses its business in Arizona.

•	On-Time Steel Management-Northwest, L.L.C. (“OTSM-Northwest”) was formed in July 2002 and focuses its business in Washington.

•	On-Time Steel Management-Colorado, L.L.C. (“OTSM-Colorado”) was formed in July 2002 and focuses its business in Colorado.

•	On-Time Steel Management Holding, Inc. was formed in July 2002 and is the holding company for OTSM-Southwest, OTSM-Northwest and OTSM-Colorado.

      In July 2003, we determined that it was in our best interest to close the OTSM-Northwest subsidiary due to the weak construction market in the Seattle area. We are currently in the process of completing existing projects awarded to OTSM-Northwest and expect all activity to be completed by mid-2004.

Business Operations

      The primary services we provide are sales and estimating, early-stage design-build consultation, engineering and detailing, project management, safety and quality assurance, shop fabrication, and field erection. Following is a description of these primary services:

      Sales and Estimating. Sales managers lead our domestic sales and marketing efforts. Each sales manager is responsible primarily for our estimating, sales, and marketing efforts in defined geographic areas. In addition, we employ full-time project estimators and chief estimators. Our sales representatives maintain relationships with general contractors, architects, engineers, and other potential sources of business to determine potential new projects under consideration. We generate future project reports to track the weekly progress of new opportunities. Our sales efforts are further supported by most of our executive officers and engineering personnel, who have substantial experience in the design, fabrication, and erection of structural steel and heavy steel plate.

      We compete for new project opportunities through our relationships and interaction with our active and prospective customer base, which provides us with valuable current market information and sales opportunities. In addition, we are contacted by governmental agencies in connection with public construction projects, and by large private-sector project owners and general contractors and engineering firms in connection with new building projects such as plants, warehouse and distribution centers, and other industrial and commercial facilities.

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

      Design-Build Consultation. During the design phase of a project, our registered structural engineers review preliminary and completed steel designs and make recommendations regarding types of connections, spans, possible panelization of areas, savings on fabrication techniques, and methods of erection. An integral part of this design phase is preparing a guaranteed maximum price as well as budget pricing as required.

      Engineering and Detailing. We maintain significant in-house structural engineering and detailing capabilities that enable us to implement and coordinate with our shop and field personnel changes to building and structural designs sought by project owners or general contractors, and to help influence critical determinations as to the most cost-effective systems, designs, connections, and erection procedures for a particular project. Our detailers prepare detail shop drawings of the dimensions, positions, locations, and connections, and the fabrication and erection sequences, of each piece of steel utilized in a project, and continually update these drawings to accommodate design and other changes. We have automated detailing systems that interact electronically with our numerically controlled fabrication equipment and produce updated detail drawings electronically, which can be delivered to our domestic and foreign field locations. Our detailing division initially prepares advance materials bills by size and length of each steel piece within pre-defined areas or sequences of erection for each project. Detailers coordinate directly with customers and our fabrication and erection teams to determine and plan the order of fabrication and erection of a project and associated personnel and equipment requirements.

      Project Management. All contracts awarded to us are assigned a project number, which is used to track each steel component and man-hour associated with the project through the entire construction process. All project drawings, specifications and completion schedules on a project are reviewed by our senior management team, and all projects are assigned to one or more project managers, who assume primary responsibility for all aspects of the project. Often a project manager assigned to a given project will have significant experience in similar projects. A project manager generally will be responsible for one to five projects in various stages of completion at any given time, depending on the scope, complexity, and geographic location of such projects. Each project is divided into critical sequences of steel groups that follow the anticipated fabrication or erection path. Each sequence follows a timeline, the status of which is continually monitored. Project managers coordinate and manage design changes or other changes in scheduled completion deadlines in an effort to minimize overall project delays. We provide production bonuses to our project managers based on, among other factors, the achievement of lower costs on a project than the estimated costs used to formulate the initial bid or prices of subsequent change orders, and the ability to minimize costs or cost overruns on particularly complex projects or projects that exceed initial cost estimates.

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

      Safety and Quality Assurance. We have adopted important safety policies that are administered and enforced by our top management. We consider workplace accident prevention to be of primary importance in all phases of our operations and provide continual training on safety procedures and techniques to all of our shop and field personnel.

      We use advanced welding and fabrication technologies, and all of our products are fabricated in accordance with applicable industry and specific customer standards and specifications. We have achieved a level three certification by the American Institute of Steel Construction (AISC) with respect to our fabrication operations, the highest level of certification available from AISC. In addition, our welding employees are certified in accordance with the American Society of Mechanical Engineers (ASME) Section IX, Non-Destructive Examination Inspector Certification to Society Non-Destructive Testing TC-IA Standards. We have developed project-specific and company-wide quality assurance and quality control programs, and utilize sophisticated x-ray and ultra-sonic systems to inspect weld seams. Substantially all joist manufacturing projects require companies to be members of the Steel Joist Institute (SJI). We are one of only 19 companies in North America that belong to the SJI.

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

      Field Erection. The erection process typically consists of pre-assembly of steel component parts at the project site, the lifting of components by crane to the appropriate location at the site and the final assembly of major components to form the steel backbone of the project. Our Schuff Steel subsidiary employs local union erection personnel while our Addison, Bannister and Six subsidiaries offer erection capabilities through subcontractors. Either our field erection crews or our subcontractor’s field erection crews erect fabricated steel components in accordance with erection drawings prepared and updated by our detailers. Experienced field supervisors manage the erection process for each project.

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

      Our contract arrangements with customers sometimes require us to provide payment and performance bonds to partially secure our obligations under our contracts. Bonding requirements typically arise in connection with public works projects and sometimes with respect to certain private contracts. Our payment and performance bonds are obtained through surety companies and typically cover the entire project price. We believe that our bonding capacity provides a competitive advantage in some cases due to our ability to obtain large bonds and to negotiate more favorable pricing of bonds.

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

      Our Quincy subsidiary manufactures short- and long-span joists and girders. Customers include steel fabricators and contractors throughout the U.S. as well as subsidiaries of Schuff International.

      Our On-Time Steel Management subsidiaries bid and contract for work, but subcontract all of their detailing, fabrication and erection labor. We believe that the On-Time model is ideal for smaller, more traditional steel construction projects that do not require complex design-build work.

      We believe that there is an increasing trend in the construction industry toward complex, fast-track, design-build projects. This trend is largely driven by the desire of project owners to more quickly secure the benefits of revenue-producing projects, such as casinos, office high-rises and stadiums. These projects require that all phases of construction be accomplished in accordance with compressed time schedules that involve Schuff International at early stages of the project. Further, because many construction activities depend on the progress of steel fabrication and erection, timely completion of these phases is critical. These projects also are characterized by numerous design changes requiring that all construction participants coordinate their efforts in order to respond quickly and efficiently in implementing these changes. These trends have created a demand for fully integrated fabrication and erection contractors that can (i) avoid the coordination difficulties inherent in the use of multiple subcontractors; and (ii) implement rapid and multiple design changes in a coordinated and timely manner, preventing project delays and reducing costs to the general contractor or owner. We believe that we have gained a reputation in the industry as a reliable, fully integrated provider of design-build, engineering, detailing, fabrication and erection services with the ability to complete large, complex projects on a timely, cost-efficient basis.

      At the same time, we believe we are well positioned to complete smaller, less-complex projects throughout the U.S. Sunbelt. The vast majority of projects that come up for bid are smaller commercial projects between $200,000 and $5.0 million. We believe that our technological leadership in the industry, among other factors, has enabled us to realize efficiencies that make us more competitive in this higher-margin, faster-turnaround segment of the industry. We believe that our On-Time Steel Management subsidiaries, with their “procure-and-subcontract” model, are especially well positioned to compete in this segment of the industry.

      We also believe that the steel fabrication and erection industry is highly fragmented and many of our competitors are small businesses operating in local or regional markets. Given the trend toward the use of fully integrated contractors and the large number of smaller companies engaged in this industry, we believe the industry may experience consolidation.

      In addition, we believe that the slowdown in commercial and industrial construction that began in the second half of 2001 and continued throughout 2002 and 2003 has already begun to weaken several of our smaller, less financially secure competitors in key markets. We believe that a number of these competitors are in “survival” mode, which resulted in our facing extreme pricing pressure in both our fabrication and joist businesses. We expect this pricing pressure to continue in 2004 and result in lower gross margins for the industry as a whole.

Operating Strategy

      Our objective is to achieve and maintain a leading position in the geographic regions and project segments that we serve by providing timely, high-quality services to our customers. We are pursuing this objective with a strategy comprised of the following components:

      Pursue Large, Value-Added Design-Build Projects. Our unique ability to offer design-build services, a full range of steel construction services and project management capabilities makes us a preferred subcontractor for complex, design-build fabrication projects in the geographic regions we serve. This capability often enables us to compete against a few, select firms in a less traditional, more negotiated selection process on these projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to our customers.

      Expand and Diversify Revenue Base. We are seeking to expand and diversify our revenue base by leveraging our long-term relationships with national and multi-national construction and engineering firms, national and regional accounts and other customers. We also intend to continue to grow our operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. We believe that continuing to diversify our revenue base by completing smaller projects, such as low-rise office buildings, healthcare facilities and other commercial and industrial structures, could reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects.

      Emphasize Innovative Services. We focus our design-build, engineering, detailing, fabrication, joist manufacturing and erection expertise on distinct product segments requiring unique or innovative techniques, where we typically experience less competition and more advantageous negotiated contract opportunities. We have extensive experience in providing services requiring complex fabrication and erection techniques and other unusual project needs, such as specialized transportation, steel treatment or specialty coating applications. These service capabilities have enabled us to address such design-sensitive projects as stadiums, and uniquely designed hotels and casinos.

      Diversify Customer and Product Base. Although we seek to garner a leading share of the geographic and product markets in which we compete, we also seek to diversify our construction projects across a wide range of commercial, industrial, and specialty projects. The following chart sets forth the percentage of revenues attributable to our various principal geographic and project markets for 2003 and 2002:

	Commercial		Industrial		Other

	2003	2002	2003	2002	2003	2002

Arizona	25.1%	9.0%	0.4%	4.2%	0.0%	1.4%
Colorado	2.1%	3.4%	0.0%	0.0%	2.8%	0.1%
California	27.0%	26.7%	0.0%	0.5%	2.1%	5.7%
Florida/Georgia	13.0%	21.5%	3.2%	0.0%	4.2%	0.0%
Nevada	7.3%	10.6%	0.0%	2.4%	0.0%	0.1%
Texas	1.7%	2.3%	4.3%	7.9%	0.0%	0.0%
Other states	4.4%	4.1%	2.1%	0.0%	0.1%	0.1%
International	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%

Total	80.8%	77.6%	10.0%	15.0%	9.2%	7.4%

      For additional information regarding the breakdown of our revenues and operating results, see Note 14 to the Consolidated Financial Statements appearing elsewhere in this report.

Primary Markets and Products

      Our current principal geographic markets include the southwestern United States-primarily Arizona, Nevada, Texas and southern California — and the southeastern United States — primarily Florida and Georgia. We have also provided our services in other regions of the western and northwestern United States, such as Utah, New Mexico, Colorado and Washington.

      Southwestern and Western U.S. Markets. We are the leading steel fabrication and erection firm in Arizona and have been a prominent participant in many of Arizona’s largest and most visible public and private projects. We have completed projects in Arizona in a variety of industries, including the semiconductor and computer chip industry and the copper and other mining industries. We also have maintained a strong presence in the southern California market and intend to achieve a greater share of this geographic market. Our typical projects in southern California include the fabrication and erection of new and expanded hospital facilities, large shopping malls, and commercial and industrial manufacturing, distribution and warehouse facilities, including those for several national and multinational customers.

      We also have developed a market share in the oil, gas, and petrochemical industries by providing structural steel; strainers, filters, separators and other types of measuring equipment; and pressure vessels. We also have expanded our market share into Colorado with the fabrication and erection of various commercial facilities with our On-Time Steel Management subsidiary.

      Southeastern U.S. Markets. We have a steel fabrication, erection and joist manufacturing presence in Central Florida and Georgia. Many of our projects in these areas are in the commercial and industrial markets and typically range in size from $50,000 to $1.0 million for structural steel fabrication projects and from $5,000 to $500,000 for steel joist manufacturing projects. We also have completed several steel fabrication and erection and joist manufacturing projects, both in the southeastern United States and nationwide, for a variety of national and regional retail, grocery, restaurant and similar customers.

Representative Projects

      Noteworthy or recently completed or awarded projects and key national and regional customers include the following:

•	TSA/ Arizona Cardinals Multipurpose Facility. We are currently fabricating and will erect a 480,000 square-foot roof, anchored by two Brunel super trusses, each spanning 700 feet and weighing more than 8,000 tons, for the Arizona Cardinals football stadium in Glendale, Arizona. The roof will also include two traction-driven, moveable panel sections covering 87,000 square feet, providing a 240-foot roof opening covered entirely with a fabric membrane. The balance of the roof system will consist of secondary trusses with long-span joists and roof deck. The stadium is expected to open in time for the 2006 National Football League season.

•	The Venetian Resort-Hotel-Casino. We completed fabrication and erection of over 11,000 tons of steel for this 1.8 million square foot Las Vegas casino and hotel expansion. The project included the addition of 12 stories above an existing parking garage and 608,000 square feet of meeting rooms, ballroom and convention space.

•	San Manuel Indian Bingo and Casino. This project is being constructed for the San Manuel Band of Mission Indians in Highland, California. The project consists of a 1.0 million square foot gaming facility and parking structure. Our portion of this project includes more than 8,000 tons of structural steel and the associated floor and roof deck of the four-story building. The casino is scheduled to open by the end of 2004, with our portion of the project being completed in the second quarter of 2004.

•	Drescher Graduate Campus, Pepperdine University, Malibu, California. This project is a 96,000-square-foot facility consisting of six one- and two-story bolted, rigid-frame structures linked by walkways, courtyards and gardens. The new campus houses the Beckman Management Center for the Graziadio School of Business and Management, the School of Public Policy, the Graduate School of Education and Psychology, the Collazo Library and Learning Center, a Student Services Center and the Graziadio Executive Center. The project required approximately 658 tons of structural steel. The new campus was completed in early 2002.

•	Helford Clinical and Research Hospital at The City of Hope. This project involved the fabrication and erection of 6,000 tons of structural steel as well as miscellaneous steel and decking for the new 350,000-square-foot, six-story medical facility in Duarte, California, near Los Angeles. Our portion of the project was completed in the third quarter of 2002.

•	Hard Rock Hotel and Casino. This project was constructed on the Seminole Indian Nation reservation land in Tampa and Hollywood, Florida and consists of a 250-room hotel with 90,000 square feet of gaming space. Fabrication was completed in the third quarter of 2002.

•	Paris Hotel & Casino. We were awarded three contracts for the fabrication and erection of the structural steel for the Paris Hotel and Casino in Las Vegas. The project included a 1.2 million- square-foot low-rise area and a 34-story tower, which includes a hotel, casino, showroom, convention center and retail shopping areas as well as a 540-foot tall scale replica of the Eiffel Tower, which was built over and is integrated into the casino based on the original engineering drawings for the Eiffel Tower.

•	Riverside Badlands Tunnel. During 2001, we completed a contract for the fabrication of 7 1/2 miles of 12-foot diameter pipe for the Riverside Badlands Tunnel Project of the Metropolitan Water District of Southern California.

•	Salt River Siphon Replacement Project. We served as the fabricator and erector for the Salt River Siphon Replacement project, a project requiring the fabrication of over 8,500 feet of 21-foot diameter pipe for the U.S. Bureau of Reclamation. The system transports water from the Salt River near Phoenix, Arizona to the major population centers of Arizona.

•	Walt Disney World Projects. We provided the structural steel fabrication and erection services for several Walt Disney World projects in Orlando, Florida, including the United Kingdom and Canada Pavilion’s at Epcot Center, the Splash Mountain amusement park ride, and the Planet Hollywood Restaurant and Bar, which involved the fabrication of a unique multi-leg spherical steel crown covering the main building.

•	Orange County, Florida Convention Center. We provided the steel fabrication and erection services and manufactured and erected the steel joists and trusses for multiple phases of this one million square-foot modern convention center, a complex, multi-level facility constructed in the Orlando, Florida area. The project required 6,000 tons of structural steel.

•	Tropicana Storage Facility. We provided the fabrication and erection of the structural steel housing facility for several one million gallon steel fruit juice storage tanks for Tropicana Products, Inc.’s juice storage center in Fort Pierce, Florida.

•	Universal Studios. We were a steel fabricator and joist manufacturer for the Universal Studios complex in Orlando, Florida, a large working movie studio and tourist attraction.

•	National and Regional Customers. We are a preferred subcontractor for steel fabrication and erection services and joist products on a variety of projects for several national and regional customers, including PETsMART, Inc. and Albertson’s, Inc.

Overview of Operations

      We obtain contracts through competitive bidding or negotiation, which generally are either fixed price, cost-plus or unit cost arrangements. During 2003, most of our revenues were derived from projects performed pursuant to fixed price contracts, which generated historically low gross margins as a result of the difficult competitive environment. In bidding or negotiating contracts, we must estimate our costs, including projected increases in labor, material, and service costs. Projects typically last from one to 12 months.

      We recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition generally begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, we have made an estimate of the amount that will be paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

      Cost of revenues consists of the costs of materials, equipment, direct labor, fringe benefits, and indirect costs associated with detailing, project management, fabrication and erection, including rent, depreciation and supervisory labor. Other costs not associated with specific projects are included in general and administrative expenses.

      Gross profit margins can be positively and negatively affected by large, more complex projects, the percentage of negotiated contracts relative to competitively bid contracts, the number and scope of contract modifications, and improvements in operating efficiencies. The competitive environment, construction delays, inefficient or under utilization of our resources, availability and cost of materials and labor, the timing and performance of work by other contractors, weather conditions and construction site conditions, can adversely affect gross profit margins.

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

      We consider backlog an important indicator of our operating condition because our engineering, detailing, fabrication, and erection services are characterized by long lead times for projects and orders. We define our backlog of contract commitments, letters of intent, notices to proceed and purchase orders as the potential future revenues to be recognized upon performance of contracts and potential contracts. At December 31, 2003, our backlog was $113.3 million ($42.3 million under contracts or purchase orders and $71.0 million under letters of intent), of which approximately $33.2 million was attributable to TSA/ Arizona Cardinals Multipurpose Facility. Backlog at December 31, 2002 was $112.6 million ($52.4 million under contracts or purchase orders and $60.2 million under letters of intent). We expect most of our backlog as of December 31, 2003 to be recognized as revenues in 2004, with the exception of approximately $7.0 million to $8.0 million associated with TSA/ Arizona Cardinals Multipurpose Facility.

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

      Certain environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), provide for strict and joint and several liability for investigation and/or remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently owned or operated by us or our predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors come to be located. Our facilities have been operated for many years, and substances that are or might be considered hazardous were used at such locations. We do not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, we can give no assurance that we, or entities for which we may be responsible, will not incur liability in connection with the investigation and remediation of facilities we currently own or operate or other locations in a manner that could materially and adversely affect our operations.

Employees

      As of December 31, 2003, we employed approximately 1,000 people. The number of persons we employ on an hourly basis fluctuates directly in relation to the amount of business we perform. Certain of the fabrication and erection personnel we employ are represented by the United Steelworkers of America, the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union, the International Union of Operating Engineers, and the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers Union. We are a party to several separate collective bargaining agreements with these unions in certain of our current operating regions, which expire (if not renewed) at various times in the future. Approximately 35% of our employees are covered under various collective bargaining agreements. Most of our collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. Approximately 1% of our employees are covered under a collective bargaining agreement that expires within the next year. We consider our relationship with our employees to be good and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to our own labor relations, we have not experienced a work stoppage or other labor disturbance.

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

Suppliers

      We currently purchase a majority of our steel and steel components from several domestic and foreign steel producers and suppliers. However, steel is available from numerous foreign and domestic steel producers, and we are not dependent on any one supplier. We believe that our relationships with our suppliers are good and have no long-term commitments with any of our suppliers.

Competition

      The principal geographic and product markets we serve are highly competitive. We compete with other contractors on a local, regional, or national basis. We have different competitors for each of our services and product segments and within each geographic market we serve. We believe that we can compete effectively for new projects both nationally and internationally and that we are among the largest competitors in our industry. Among the principal competitive factors within the industry are price, timeliness of completion of projects, quality, reputation, and the desire of customers to utilize specific contractors with whom they have favorable relationships and prior experience. Certain of our competitors have financial and operating resources greater than ours.

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

Item 2	Properties

      Our manufacturing facilities and executive and administrative offices are located at the following sites:

Location	Size (Sq. ft.)	Owned/Leased		Products/Services

Phoenix, Arizona	400,000	Leased	(1)	Fabrication shop; operations, erection, engineering and detailing offices
Gilbert, Arizona	145,000	Leased	(2)	Fabrication shop
Phoenix, Arizona	22,000	Leased	(3)	Executive, finance, administration, estimating and sales offices
Lockhart, Florida	144,000	Owned		Fabrication shop; sales, executive and operations offices; maintenance yard; steel truss plant
Albany, Georgia	102,000	Owned		Fabrication shop; executive, operations and estimating offices
Atlanta, Georgia	3,600	Leased		Sales office
Quincy, Florida	140,000	Owned		Steel joist and long span truss manufacturing plant
Buckeye, Arizona	100,000	Owned		Steel joist and long span truss manufacturing plant
Houston, Texas	43,000	Owned		Fabrication shop; sales, estimating, operation and administrative offices
National City, California	26,000	Owned		Fabrication shop; operations, sales, estimating and administrative offices
Englewood, Colorado	2,934	Leased		Operations, sales, estimating and administrative offices

(1)	We lease this facility from a partnership, the general partners of which are David A. Schuff, Nancy A. Schuff and Scott A. Schuff and the limited partners of which are family trusts of Mr. Scott A. Schuff and certain of his siblings (the “Schuff Partnership”). This lease expires on February 28, 2017. During 2002, we amended the lease. The annual rent was reduced to $463,000 from $639,000. Effective July 1, 2003, the Schuff Partnership increased the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

(2)	We lease this facility from the Schuff Partnership under a lease expiring on February 28, 2017. During 2002, we amended the lease. The annual rent was reduced to $242,000 from $357,000. Effective July 1, 2003, the Schuff Partnership increased the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

(3)	We lease this facility from the Schuff Partnership under a lease expiring April 30, 2017. During 2002, we amended the lease. The annual rent was reduced to $104,000 from $142,000. Effective July 1, 2003, the Schuff Partnership increased the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged.

Under each of the foregoing leases, we are also obligated to pay all taxes, insurance and maintenance costs.

Item 3	Legal Proceedings

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

      We maintain workers compensation insurance that provides full coverage of statutory workers compensation benefits. Our workers compensation insurance has a $350,000 per claim deductible. We also maintain employer liability insurance in our principal geographic markets in amounts of $1.0 million per accident for bodily injury by accident and $1.0 million per employee (and as a policy limit) for bodily injury from disease and commercial general liability insurance in the amount of $1.0 million. In addition, we maintain umbrella coverage limits of $20.0 million. We also maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of our facilities and property. All policies are subject to various deductibles and coverage limitations. Although our management believes that our insurance is adequate for our present needs, there can be no assurance that we will be able to maintain adequate insurance at premium rates that our management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

      We periodically review the need to maintain a litigation reserve. We seek to mitigate the effects of loss or damage through the maintenance of risk management, insurance, and safety programs. There can be no assurance, however, that our efforts to mitigate losses will be successful or that any losses incurred will not increase our insurance or estimated reserves thereon.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against our subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1.1 million of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22.0 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputed liability and claimed that Clark Construction and its subcontractors delayed the project and were not entitled to any additional monies. We believed we were entitled to payment of Addison’s claim and did not believe that we were liable under any potential counterclaim. In the fourth quarter of 2003, the matter was fully settled with Clark Construction making final payments to Addison Steel, Inc. and Copeland Steel Erectors, Inc. There was no material financial impact as a result of the settlement.

      On February 13, 2002, our subsidiary, Schuff Steel Company, instituted a lien foreclosure lawsuit against general contractor Peck/ Jones Construction Company, OC America and others, in Los Angeles County Court, State of California relating to structural steel work done on the Sherman Oaks Galleria Project in Sherman Oaks, California. Schuff Steel is currently owed the principal sum in excess of approximately $1.4 million in unpaid contract balance, retention and/or unpaid change orders by the general contractor for a total claim in excess of $2.4 million. Schuff Steel is also seeking interest, penalty interest, additional disruption costs, and attorneys’ fees and costs against this general contractor. Until February 2003, no back-charges had been claimed against Schuff Steel, and Peck/ Jones represented that it was simply in close-out negotiations with the owner. Peck/ Jones now has purportedly closed-out the project with the owner, and has asserted for the first time back-charges in excess of $1.0 million dollars against Schuff Steel Company. We believe that the back-charges are frivolous and will continue to vigorously pursue this matter to a satisfactory resolution. The trial is set to begin on July 12, 2004.

      On October 24, 2002, a union organizer and several employees brought a lawsuit against our subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. We denied any knowing violation of the California wage and hour laws and believed the lawsuit was improperly brought as part of its union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister. The Local Region of the National Labor Relations Board (“NLRB”) denied Bannister’s objections to the election in late February 2003. Bannister appealed that decision to the NLRB in Washington D.C. to pursue a new election. In June 2003, the Union, several employees and Bannister Steel reached a comprehensive settlement agreement of all outstanding matters. The settlement resulted in the recognition of the Union until the end of 2003, with an extension of a collective bargaining agreement until June 2006 upon approval by the San Diego Superior Court of the settlement and dismissal of the wage and hour lawsuit. Under the terms of the settlement, Bannister agreed to pay a class of current and former employees the sum of $120,000. We believe that this was a satisfactory resolution to the matter, given the time, expense and distraction of litigation. We have paid approximately $118,000 of the settlement as of December 31, 2003.

      On November 24, 2003, our subsidiary, Schuff Steel Company, initiated a lawsuit for approximately $1.3 million against Sverdrup/ Conco and its bonding companies, relating to structural steel work done on the Millbrae BART Station. Schuff and the general contractor, Sverdrup/ Conco (“S/ CO”), were severely impacted by the Owner (BART), and the outside inspection agencies, in completing the work on the project. S/ CO has presented an approximate $6.0 million submission to the owner which included an approximately $1.0 million disruption claim by Schuff Steel. The owner has rejected the claim. S/ CO has also refused to pay Schuff Steel its contract balance and pending change orders of approximately $400,000. We will continue to vigorously pursue this matter to a satisfactory resolution.

      On April 2, 2003, Evans Welding Services Inc. Inc. brought suit in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina against our subsidiary, Addison Steel, Inc., its surety bond, the general contractor J.A. Jones Construction Company and its surety bonds and Starport I, LLC, the owner of the new Westin Hotel in Charlotte, North Carolina. J.A. Jones was the general contractor to the owner, Starport. Addison Steel was the structural steel subcontractor to J.A. Jones and Evans Welding was Addison’s erection subcontractor. Evans Welding’s claim is for approximately $300,000 of additional work on the project. Addison Steel has filed a cross claim and its own action, which has been consolidated with the Evans Welding lawsuit. Addison Steel seeks to enforce its lien and bond rights and is owed approximately $2.4 million from J.A. Jones for unpaid contract work, retention, change orders and claims. On September 25, 2003, J.A. Jones filed for bankruptcy. However, Addison Steel is continuing to pursue its lien and bond rights against the owner and J.A. Jones’ sureties. The sureties have asserted backcharges against Addison Steel for approximately $1.0 million. We believe that the back-charges are largely unsupported and/or related to Evans Welding and will continue to vigorously pursue this matter to a satisfactory resolution.

Item 4	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5	Market for the Registrant’s Common Equity Securities, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Market Price

	High	Low

Fiscal Year 2002
First Quarter	$3.30	$2.28
Second Quarter	$2.95	$2.45
Third Quarter	$2.75	$1.25
Fourth Quarter	$1.65	$1.10
Fiscal Year 2003
First Quarter	$1.40	$1.20
Second Quarter	$1.90	$1.25
Third Quarter	$2.05	$1.35
Fourth Quarter	$2.03	$1.41
Fiscal Year 2004
First Quarter (through March 17, 2004)	$2.15	$1.70

      As of March 17, 2004, we believe there were approximately 1,100 beneficial owners of our common stock.

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

Control by Majority Shareholders; Ability to Issue Preferred Stock

      Mr. David A. Schuff, our Chairman and co-founder, and Mr. Scott A. Schuff, our President, Chief Executive Officer, co-founder and a member of our Board of Directors, collectively control the voting of approximately 71% of our outstanding common stock. As a result, these individuals control the vote on all matters requiring approval of the stockholders, including causing or restricting our sale or merger. In addition, our Certificate of Incorporation authorizes us to issue shares of “blank check” preferred stock, the designation, number, voting powers, preferences, and rights of which may be fixed or altered from time to time by the Board of Directors. Accordingly, the Board of Directors has the authority, without stockholder approval, to issue preferred stock with rights that could adversely affect the voting power or other rights of the holders of the common stock.

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

Shares Eligible for Future Sale

      There were 7,063,122 shares of common stock outstanding as of March 17, 2004. Of these shares, 2,040,922 shares of common stock are freely tradable. The 5,022,200 remaining shares of common stock are beneficially held by Messrs. David A. Schuff and Scott A. Schuff and are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”). In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from either an issuer or an affiliate of an issuer, the acquirer or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. All of the outstanding “restricted securities” have been held for the one-year holding period required under Rule 144. No predictions can be made with respect to the effect, if any, that sales of common stock in the market or the availability of shares of common stock for sale under Rule 144 will have on the market price of common stock prevailing from time to time. Sales of substantial amounts of common stock in the open market could adversely affect the prevailing market price of the common stock and may make it more difficult for us to sell our equity securities in the future on terms we deem appropriate.

Item 6	Selected Financial Data

      The following sets forth our selected historical consolidated financial data for each of the years in the five-year period ended December 31, 2003. The selected annual historical consolidated statement of income (loss) and balance sheet data is derived from our Consolidated Financial Statements audited by independent auditors. For additional information, see our Consolidated Financial Statements and Notes thereto included elsewhere in this report. The following table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is qualified by reference thereto and to our Consolidated Financial Statements and Notes thereto.

	Year Ended December 31

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Income Data
Revenues	$236,832	$278,095	$234,061	$230,985	$174,245
Cost of revenues	191,578	221,557	189,745	198,524	151,897

Gross profit	45,254	56,538	44,316	32,461	22,348
General and administrative expenses	24,102	30,734	28,368	23,627	23,635
Goodwill amortization	2,156	2,165	2,165	—	—

Operating income (loss)	18,996	23,639	13,783	8,834	(1,287)
Interest expense	(11,752)	(11,711)	(10,875)	(10,542)	(10,111)
Other income	1,307	1,105	1,604	1,609	1,831

Income (loss) before income tax (provision) benefit, minority interest and cumulative effect of a change in accounting principle	8,551	13,033	4,512	(99)	(9,567)
Income tax (provision) benefit	(3,401)	(5,506)	(2,037)	287	3,505

Income (loss) before minority interest and cumulative effect of a change in accounting principle	5,150	7,527	2,475	188	(6,062)
Minority interest in loss of subsidiaries	—	—	—	32	72

Income (loss) before cumulative effect of a change in accounting principle	5,150	7,527	2,475	220	(5,990)
Cumulative effect of a change in accounting principle	—	—	—	(29,591)	—

Net income (loss)	$5,150	$7,527	$2,475	$(29,371)	$(5,990)

Basic income (loss) per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.73	$1.06	$0.34	$0.03	$(0.85)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.11)	—

Income (loss) per share	$0.73	$1.06	$0.34	$(4.08)	$(0.85)

Diluted income (loss) per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.73	$1.06	$0.33	$0.03	$(0.85)
Cumulative effect per share of a change in accounting principle	—	—	—	(4.11)	—

Income (loss) per share	$0.73	$1.06	$0.33	$(4.08)	$(0.85)

Weighted average shares used in computation:
— basic	7,046	7,129	7,227	7,199	7,009
— diluted	7,063	7,129	7,394	7,199	7,009
Operating Data
Backlog(1)	$165,426	$130,537	$161,304	$112,559	$113,281

	As of December 31

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$6,784	$11,073	$4,586	$10,755	$7,645
Restricted funds on deposit(2)	2,710	—	—	3,468	7,513
Costs and recognized earnings in excess of billings on uncompleted contracts(3)	16,100	9,575	15,293	16,139	10,723
Billings in excess of costs and recognized earnings on uncompleted contracts(3)	8,864	12,713	8,802	13,521	8,464
Property and equipment, net	25,322	29,908	30,111	27,132	24,394
Total assets	171,363	179,043	171,101	148,345	130,282
Long term debt, excluding current portion	101,390	100,159	95,500	91,170	87,040
Stockholders’ equity	$34,550	$42,400	$45,122	$15,354	$9,485

(1)	Backlog is the amount of potential future revenues to be recognized upon performance of contracts, letters of intent, notices to proceed and purchase orders awarded to us. Backlog increases as new contract commitments, letters of intent, notices to proceed and purchase orders are received, decreases as revenues are recognized, and increases or decreases to reflect modifications in the work to be performed under a contract or potential contract. Of our $113.3 million backlog as of December 31, 2003, approximately $33.2 million was attributable to the TSA/ Arizona Cardinals Multipurpose Facility.

(2)	Restricted funds on deposit represent funds on deposit in interest bearing escrow accounts. In 1999, they were maintained in lieu of retention for specific contracts. Retentions on contract receivables are amounts due which are withheld until the completed project has been accepted by the customer in accordance with the contract. In 2003 and 2002, they were maintained as security for $9.9 million and $3.1 million, respectively, of the letters of credit outstanding for the benefit of our performance bond surety and workers’ compensation insurance carrier.

(3)	We recognize revenues and costs from construction projects using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of the costs incurred to date to the total estimated costs to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours, commencing when work begins. Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenues earned under the percentage of completion method which have not been billed. Billings in excess of costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenues allowed to be recognized under the percentage of completion method on those contracts.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis provides information regarding our financial and operating position as of December 31, 2002 and 2003, and our results of operations for the years ended December 31, 2001, 2002 and 2003. This discussion should be read in conjunction with the preceding “Selected Financial Data” and our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report.

      Schuff International, Inc. is a family of steel fabrication and erection companies providing a fully integrated range of steel construction services, including design engineering, detailing, joist manufacturing, fabrication and erection, and project management expertise. The company has multi-state operations primarily focused in the U.S. Sunbelt. For more information, please visit the company’s Web site, www.schuff.com.

Overview of Operations

      Our results of operations are affected primarily by (i) the level of commercial and industrial construction in our principal markets; (ii) our ability to win project contracts; (iii) the amount and complexity of project changes requested by customers or general contractors; (iv) our success in utilizing our resources at or near full capacity; and (v) our ability to complete contracts on a timely and cost-effective basis. The level of commercial and industrial construction activity is related to several factors, including local, regional and national economic conditions, interest rates, availability of financing, and the supply of existing facilities relative to demand.

      During 2003 and through the first quarter of 2004, the commercial construction industry, the commercial steel fabrication business, and joist manufacturing continued to experience difficult conditions as a result of the macroeconomic climate and higher steel costs due to increased foreign demand for scrap steel. These factors, as well as extreme pricing pressure from local and regional competitors, resulted in longer selling cycles and reduced demand for our products and services. In addition, in an attempt to maximize capacity utilization and cover fixed operating costs, we completed projects at historically low gross margins.

      These conditions directly affected our operating strategy in all key areas. Specifically:

•	Our ability to pursue large, value-added design-build projects — typically the largest dollar volume and most complex projects we undertake — was hampered by a lack of demand for these services caused by macroeconomic softness and interest-rate uncertainty during 2003.

•	Our goal of expanding and diversifying our revenue base with smaller projects was — in many cases — thwarted by fierce pricing pressure from local and regional competitors who appear to be bidding projects at or below their costs in order to survive. Furthermore, numerous owners and general contractors engaged in “margin shopping” to secure the lowest possible bids, further lengthening sales cycles and delaying the commencement of projects. For example, in certain markets, outside fabricators submitted bids at or below their cost in an attempt to gain market share in new regions and expand out of weaker neighboring areas.

•	Weak demand in the overall commercial construction market hampered our ability to perform innovative, value-added services.

•	Geopolitical instability in the Middle East and elsewhere hampered our efforts to diversify our construction projects in new market segments, specifically oil, gas and petrochemicals.

      The net result was a record consolidated loss before cumulative effect of a change in accounting principle of $6.0 million, or $(0.85) per share, for the year ended December 31, 2003.

Results of Operations

	Years Ended December 31

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	81.1	85.9	87.2

Gross profit	18.9	14.1	12.8
General and administrative expenses	12.1	10.2	13.6
Goodwill amortization	0.9	—	—

Operating income (loss)	5.9	3.9	(0.7)
Interest expense	(4.6)	(4.6)	(5.8)
Other income	0.7	0.7	1.1

Income (loss) before income tax (provision) benefit, minority interest and cumulative effect of a change in accounting principle	2.0	—	(5.4)
Income tax (provision) benefit	(0.9)	0.1	2.0

Income (loss) before minority interest and cumulative effect of a change in accounting principle	1.1	0.1	(3.4)
Minority interest in loss of subsidiaries	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	1.1	0.1	(3.4)
Cumulative effect of a change in accounting principle	—	(12.8)	—

Net income (loss)	1.1%	(12.7)%	(3.4)%

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues. Revenues decreased by 24.6% to $174.2 million in 2003 from $231.0 million in 2002. The decrease in revenues was primarily a result of the continued recessionary climate in the commercial construction industry, fierce pricing pressure from local and regional competitors, and interest-rate uncertainty, which caused projects to be delayed. The average revenues for our 10 largest revenue generating projects were $4.5 million in 2003 versus $6.8 million in 2002. This decrease was primarily due to the three largest projects in 2003 generating revenues from $4.8 million to $6.0 million compared with the three largest projects in 2002 generating revenues from $10.2 million to $15.5 million. The continued recessionary climate and interest-rate uncertainty caused a lack of demand for high-dollar projects in 2003.

•	Revenues for the Commercial-Pacific segment decreased by 31.8% to $25.2 million in 2003 from $37.0 million in 2002 primarily because of the preponderance of bid work versus negotiated work in 2003 versus 2002 as well as increased competition from Los Angeles-based contractors. These outside fabricators created downward pressure on prices in the San Diego market during 2003.

•	Revenues for the Commercial-Southwest segment decreased by 16.8% to $85.1 million in 2003 from $102.3 million in 2002 primarily because of weak demand for high dollar-volume design-build projects as well as intense competition from small local fabricators for smaller, less-complex projects.

•	Revenues for the Commercial-Southeast segment decreased by 37.0% to $32.4 million in 2003 from $51.3 million in 2002 primarily because of a significant regional economic downturn and intense competition for the projects that became available to bid.

•	Revenues for the Manufacturing-Other segment decreased by 21.9% to $31.6 million in 2003 from $40.4 million in 2002 primarily because of the impact of geopolitical instability on the oil, gas and petrochemical industries as well as intense competition and pricing pressure from market-leading joist manufacturers.

      Gross profit. Gross profit decreased 31.2% to $22.3 million in 2003 from $32.5 million in 2002 due primarily to margin erosion resulting from intense competition for available projects, coupled with cost overruns on some projects. As a percentage of revenues, gross profit decreased to 12.8% in 2003 from 14.1% in 2002, primarily due to intense competition, which reduced gross margins from historical levels.

•	Gross profit for the Commercial-Pacific segment decreased by 83.9% to $945,000 in 2003 from $5.9 million in 2002 primarily because of cost overruns associated with a work slowdown and margin erosion as a result of increased competition from fabricators outside the region.

•	Gross profit for the Commercial-Southwest segment increased by 27.1% to $11.7 million in 2003 from $9.2 million in 2002 primarily because of the strong performance by the company’s On-Time Steel Management units in Arizona and Colorado in subcontracting smaller, less-complex projects to local fabricators.

•	Gross profit for the Commercial-Southeast segment decreased by 67.4% to $3.2 million in 2003 from $9.8 million in 2002 primarily because of a severe economic downturn in the region and the willingness of local competitors to bid and complete projects at or below their cost.

•	Gross profit for the Manufacturing-Other segment decreased by 14.4% to $6.5 million in 2003 from $7.6 million in 2002, primarily because of the impact of geopolitical instability on the oil, gas and petrochemical industries. The lower volume of revenues in the Manufacturing — Other segment did not fully impact gross profit due to improved operating efficiencies achieved in 2003.

      General and administrative. General and administrative expenses were $23.6 million in both 2003 and 2002. We have made an effort to keep administrative staff levels low and centralize activities wherever possible in an attempt to offset the decreases in revenue and gross profit. General and administrative expenses as a percentage of revenues increased to 13.6% in 2003 from 10.2% in 2002. The increase was primarily a result of the decrease in revenues. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, and support services.

      Interest expense. Interest expense was $10.1 million in 2003 compared to $10.5 million in 2002. The decrease in interest expense was primarily attributable to the reduction of long-term debt during 2002 and 2003. Interest expense is primarily attributable to our remaining $87.0 million in principal amount of 10 1/2% Senior Notes, $100.0 million of which were issued in June 1998.

      Other income. Other income increased 12.6% to $1.8 million in 2003 from $1.6 million in 2002 primarily because of the extinguishment of debt at a more favorable discount. The gain recognized on the extinguishment of debt was $1.1 million in 2003 compared to $748,000 in 2002.

      Income tax benefit. Income tax benefit for 2003 was $3.5 million which represents an effective tax benefit rate of approximately 36.6%. Income tax benefit for 2002 was $287,000 which represents an effective tax benefit rate of approximately 289.9%. We had a large tax benefit in 2002 due to the recognition of approximately $314,000 of research and development credits and $160,000 of refunds received in 2002 related to prior years.

      Cumulative Effect of a Change in Accounting Principle. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the years ended December 31, 2003 and 2002 and incurred a noncash transitional impairment charge of $29.6 million in 2002.

      Net loss. As a result of the factors discussed above, we had a net loss of $6.0 million in 2003 compared to a net loss of $29.4 million in 2002.

      Backlog. Backlog increased slightly to $113.3 million at December 31, 2003 compared to $112.6 million at December 31, 2002. Backlog continues to be lower than historical levels due to the difficult conditions being experienced by our industry. Of the backlog at December 31, 2003, approximately $33.2 million was attributable to the TSA/ Arizona Cardinals Multipurpose Facility project.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Revenues decreased by 1.3% to $231.0 million in 2002 from $234.1 million in 2001. The decrease in revenues was primarily a result of the aforementioned downturn in the commercial construction industry. The average revenues for our 10 largest revenue generating projects were $6.8 million in 2002 versus $5.7 million in 2001. This increase was primarily due to the three largest projects in 2002 generating revenues from $10.2 million to $15.5 million compared with the three largest projects in 2001 generating revenues from $6.3 million to $11.6 million.

•	Revenues for the Commercial — Pacific segment increased by 17.0% to $37.0 million in 2002 from $31.6 million in 2001 primarily because of an increase in projects awarded through successful bidding plus the receipt of several large negotiated projects that were completed in 2002.

•	Revenues for the Commercial — Southwest segment increased by 2.6% to $102.3 million in 2002 from $99.7 million in 2001 primarily because of our On-Time Steel Management subsidiary’s success in being awarded numerous small projects.

•	Revenues for the Commercial — Southeast segment decreased by 6.7% to $51.3 million in 2002 from $55.0 million in 2001 primarily because of the start of a significant regional economic downturn and intense competition for the projects that became available to bid.

•	Revenues for the Manufacturing — Other segment decreased by 15.4% to $40.4 million in 2002 from $47.7 million in 2001 primarily because of the intense competition and pricing pressure from market-leading joist manufacturers.

      Gross profit. Gross profit decreased 26.8% to $32.5 million in 2002 from $44.3 million in 2001 due primarily to cost overruns on some projects coupled with the decreases in gross profit percentage. As a percentage of revenues, gross profit decreased to 14.1% in 2002 from 18.9% in 2001, primarily due to the receipt of a number of lower margin projects in late 2001 and into 2002. We accepted these projects to sustain our volume and keep our shops at capacity.

•	Gross profit for the Commercial — Pacific segment increased by 6.0% to $5.9 million in 2002 from $5.5 million in 2001 primarily because of receiving a high percentage of negotiated projects during 2002. Negotiated projects typically have higher margins than bid projects due to less competition in the bidding process.

•	Gross profit for the Commercial — Southwest segment decreased by 12.8% to $9.2 million in 2002 from $10.6 million in 2001 primarily because of cost overruns on some projects and the start of intense competition from small local fabricators for smaller, less-complex projects.

•	Gross profit for the Commercial — Southeast segment decreased by 19.2% to $9.8 million in 2002 from $12.1 million in 2001 primarily because of increased pressure from competitive bidding on fewer projects that were awarded in 2002.

•	Gross profit for the Manufacturing — Other segment decreased by 52.8% to $7.6 million in 2002 from $16.1 million in 2001 primarily because of the intense competition and pricing pressure from market-leading joist manufacturers.

      During the year ended December 31, 2003, costs associated with certain departments at our Commercial — Southeast segment were included in cost of revenues. In order to conform with the 2003 presentation, $1.2 million and $1.8 million, respectively, of these costs were reclassified from general and administrative expense to cost of revenues for the years ended December 31, 2002 and 2001. The costs of these departments of our other segments continue to be included in cost of revenues for all periods presented.

      General and administrative. General and administrative expenses decreased by 16.7% to $23.6 million in 2002 from $28.4 million in 2001. The decrease in general and administrative expense was primarily due to a $2.5 million stock option buyout incurred in 2001 but not in 2002 and our continued efforts to reduce costs. General and administrative expenses as a percentage of revenues decreased to 10.2% in 2002 from 12.1% in

2001. The decrease was primarily a result of our continued effort to reduce costs to help offset the decrease in revenues and gross profit. General and administrative expenses include those for contract bids, estimating, sales and marketing, facilities, and support services.

      Interest expense. Interest expense was $10.5 million in 2002 compared to $10.9 million in 2001. The decrease in interest expense was primarily attributable to the reduction of long term debt during 2001 and 2002. Interest expense is primarily attributable to our remaining $91.0 million in principal amount of 10 1/2% Senior Notes, $100.0 million of which were issued in June 1998.

      Other income. Other income was $1.6 million in both 2002 and 2001.

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

Liquidity and Capital Resources

Cash From Operating Activities

      Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and capital expenditures. Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate working capital through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. We believe that our existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

      We are required to make semi-annual interest payments on our 10 1/2% Senior Notes on June 1st and December 1st of each year. Based upon the December 31, 2003 Senior Note balance of $87.0 million, we anticipate that our semi-annual interest payments will be $4.6 million each.

      Net cash provided by operations in 2003 was $950,000 versus $10.7 million in 2002 and $3.2 million in 2001. Cash flow from operations was down in 2003 due to the large net loss incurred offset by the reduction in working capital from the previous year. Working capital was reduced because of an assertive effort to collect outstanding retention receivables on completed jobs from the prior year and continued efforts to lower inventories and reduce overhead costs. These efforts enabled us to maintain a positive operating cash flow in spite of the large net loss.

Cash Used in Investing Activities

      Net cash used in investing activities totaled $1.2 million in 2003 versus $564,000 in 2002 and $4.3 million in 2001. The increase in cash used in investing activities in 2003 from 2002 is primarily related to increased capital expenditures. The cash used in investing activities in 2001 was substantially higher due to the installation of a new beam-line at our Commercial — Pacific segment. Our capital expenditures are primarily for new and replacement fabrication equipment at each of our segments.

      We estimate that our capital expenditures for 2004 will be approximately $1.5 million. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Cash Used in Financing Activities

      Net cash used by financing activities was $2.9 million in 2003 versus $3.9 million in 2002 and $5.4 million in 2001. Repurchases of our Senior Notes at a discount on the open market were $2.7 million in 2003 versus $3.6 million in 2002 and $4.2 million in 2001. In 2003, we also paid approximately $218,000 in debt issue costs related to our new line of credit. In 2002, we also repurchased 435,800 shares of common stock on the open market for approximately $656,000. We did not repurchase any shares of common stock in 2003 or 2001. In 2001, we also borrowed and repaid $1.7 million on our line of credit and repaid $1.4 million of notes from our 1997 acquisition of B&K Steel and our 1998 acquisition of Addison Steel.

      We had the following contractual obligations outstanding as of December 31, 2003:

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Long-Term Debt	$87,040	$—	$—	$87,040	$—
Operating Leases	15,507	1,327	2,512	2,343	9,325

Total Contractual Cash Obligations	$102,547	$1,327	$2,512	$89,383	$9,325

      We had the following commercial commitments outstanding as of December 31, 2003:

	Amount of Commitment Expiration Per Period

	Total Amounts	Less Than
	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Standby Letters of Credit	$9,891	$9,891	$—	$—	$—

Total Commercial Commitments	$9,891	$9,891	$—	$—	$—

      Following is a summary of our debt portfolio as of December 31, 2003:

	Amount
	Outstanding at		Interest Rate at
	December 31,		December 31,	Average
	2003	Interest Terms	2003	Maturity

	(In thousands)
Floating Rate Debt
Credit Facility	$—	Prime + 1.5%	5.5%	2.6 years
Fixed Rate Debt
Senior Notes	$87,040		10.5%	4.4 years
Total Debt

Total Debt and Average Terms	$87,040		10.5%	4.4 years

      Performance bonds issued on our behalf as of December 31, 2003 totaled $8.4 million. The performance bonds were required by various general contractors to guarantee our performance on projects.

Long-term Debt

      On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10 1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness and to pay the cash portions of the purchase price for our acquisitions of Addison, Quincy, Six and Bannister. The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During 2003 and 2002, we repurchased $4.0 million and $4.5 million, respectively, in principal amount of our Senior Notes at a discount on the open market. We recognized gains of $1.1 million and $748,000 during the years ended December 31, 2003 and 2002, respectively, on the repurchase of our Senior Notes. At December 31, 2003, the Company was in compliance with all covenants under our Senior Notes.

Operating Leases

      We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years pursuant to the Consumer Price Index. Our annual rental payments for the three leases were $1.0 million in 2003. During 2002, we amended the leases. The annual rent was reduced to $800,000 from $1.1 million. Effective July 1, 2003, the partnership increased the annual rent to the original amount. See Item 2. “Properties.”

Line of Credit

      On August 13, 2003, we signed a new $15.0 million credit facility agreement with Wells Fargo Credit, Inc. (the “Bank”). The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety and workers’ compensation insurance carrier. At December 31, 2003, we had no outstanding borrowings under our credit facility.

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

      The new credit facility requires that we maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At December 31, 2003, we were not in compliance with some of these credit facility covenants due to our 2003 financial performance. We received a waiver of such noncompliance from the Bank dated March 19, 2004. We are currently in the process of negotiating the financial covenants for fiscal year 2004. We believe that the covenants for fiscal year 2004 will be similar to and no more restrictive than the covenants for fiscal year 2003.

      Although the Bank has waived noncompliance with the credit facility covenants, there is no guarantee that events of noncompliance, if any, will be waived in the future. If we lose and are unable to replace our credit facility, our ability to issue letters of credit to our performance bond surety and workers’ compensation insurance carrier would be adversely affected, which is likely to have a material effect on our business.

      At December 31, 2003, we had no outstanding borrowings under our line of credit, with approximately $5.1 million available for borrowings.

Standby Letters of Credit

      We have $9.9 million of standby letters of credit issued under our $15.0 million credit facility, of which $6.0 million are for the benefit of our performance bond surety and $3.9 million are for the benefit of our workers’ compensation insurance carrier.

      Our performance bond surety requires that standby letters of credit be issued because of our past financial performance and the surety industry as a whole. Since the terrorist attacks that occurred on September 11, 2001, the number of available reinsurance companies that the sureties assigned their bonding risk to has dramatically decreased. Therefore, our performance bond surety has now been forced to retain a major portion of their risk that was previously assigned to reinsurance companies. Their retention of this risk has caused the surety to require us to issue the standby letters of credit as collateral for our performance bonds. Our collateral requirement will be reviewed periodically and is based upon our overall financial performance. If our financial performance and liquidity improves in the future, our surety may reduce or eliminate the collateral requirements.

      Our workers’ compensation insurance carrier requires standby letters of credit to be issued as collateral on all of our outstanding indemnity cases. The amount of collateral required is determined each year and is provided to the carrier for outstanding indemnity claims not greater than 54 months old. The prior years’ levels of required collateral can be adjusted each year based upon the costs incurred and settlements reached on the outstanding indemnity cases.

      These letters of credit are secured by cash held in an investment account, which is classified as restricted funds on deposit on the December 31, 2003 balance sheet. The Bank has required us to deposit cash into an investment account to support the issuance of our standby letters of credit issued under our $15.0 million credit facility. Under the credit facility agreement, the first $5.0 million of standby letters of credit issued require us to deposit cash totaling 100% of the value of those standby letters of credit. When the amount of standby letters of credit issued exceeds $5.0 million, we are required to deposit cash totaling 75% the total outstanding standby letters of credit.

      On December 4, 2003, Moody’s Investor Service announced its decision to downgrade our ratings to Caa2 (poor standing and subject to very high risk, ranking in the middle of the range) from B3 (speculative and subject to high credit risk, ranking in the low end of the range) for our senior implied and Senior Notes rating and Caa3 (poor standing and subject to very high risk, ranking in the low end of the range) from Caa1 (poor standing and subject to very high risk, ranking in the high end of the range) for our issuer rating. The downgrades were prompted by our sharply declining revenues, operating income and EBITDA, weakened debt protection measures, bank covenant violations and likely asset impairment values in the event of a distress situation. The downgrading of our credit ratings may result in higher borrowing costs on any future financings.

      If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the construction industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control, including the severity and duration of the economic downturn.

Stock Repurchases

      In 2001, our Board of Directors approved the repurchase of up to 300,000 shares under a share repurchase program (the “Share Repurchase Program”). On October 7, 2002, our Board of Directors authorized the repurchase of an additional 300,000 shares under the Share Repurchase Program. Pursuant to the Share Repurchase Program, we repurchased 435,800 shares in the open market for an aggregate cost of $656,000 in 2002. No shares were repurchased during 2003. We repurchased the following shares during 2002:

				Maximum Number
		Average		of Shares that May
	Total Number of	Price Paid		Yet Be Purchased
Period	Shares Repurchased	for Share	Total Amount Paid	Under the Plan

4th Quarter 2001	—	$—	$—	300,000
1st Quarter 2002	28,100	2.88	81,000	271,900
2nd Quarter 2002	27,200	2.87	78,000	244,700
3rd Quarter 2002	48,200	1.89	91,000	196,500
4th Quarter 2002	332,300	1.22	406,000	164,200

Total	435,800	$1.51	$656,000	164,200

Off-Balance Sheet Arrangements

      The nature of our off-balance sheet arrangements at December 31, 2003 includes letters of credit of $9.9 million and performance bonds of $8.4 million. These items are more fully discussed earlier in this section and in the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We have adopted the following critical accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition

      We perform our services primarily under fixed-price contracts and recognize revenues using the percentage of completion accounting method. Under this method, revenues are recognized based upon either the ratio of costs incurred to date to the estimated total cost to complete the project or the ratio of labor hours incurred to date to the total estimated labor hours. Revenue recognition generally begins when work has commenced. Revenues relating to changes in the scope of a contract are recognized when the work has commenced, we have made an estimate of the amount that will be paid for the change and there is a high degree of probability that the charges will be approved by the customer or general contractor. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which revisions become known. Estimated losses on contracts are recognized in full when it is determined that a loss will be incurred on a contract.

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

Inventories

      Inventories are stated at the lower of cost or market under the first-in, first-out method. We write down our inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Goodwill Impairment

      We assess the impairment of goodwill on an annual basis as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” When we determine that the carrying value of goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, on January 1, 2002, we ceased to amortize goodwill. SFAS No. 142 requires an assessment of goodwill upon adoption and at least annually thereafter, using a two step methodology. Based upon the assessment at adoption, we recorded a transitional impairment loss of $29.6 million, or $4.11 per basic and diluted earnings per share, as a cumulative effect of an accounting change at the beginning of the first quarter of 2002. We completed our annual assessment of goodwill as of October 31, 2003. Our assessment determined that the fair value exceeded the carrying value of the assets.

Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have provided for a valuation allowance of $286,000 because we feel that our state net operating loss carryforwards may not be recovered from future taxable income. At December 31, 2003, our net deferred tax asset was $967,000.

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

New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this revised statement retain the existing disclosure requirements of the original guidance in SFAS No. 132 and contain additional requirements for both annual and interim reporting. This revision also amends the disclosure requirements under APB Opinion No. 28, “Interim Financial Reporting”. The revised statement is effective for fiscal years ending and interim periods beginning after December 15, 2003. The adoption of this Statement had no impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires, among other things, the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of this Statement had no impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amended and refined certain characteristics of derivative instruments and hedges. The adoption of this Statement had no impact on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 31, 2004. We have no variable interest entities and do not believe that FIN No. 46(R) will impact our future financial results.

Factors That May Affect Future Results and Financial Condition

      Our future operating results and financial condition are dependent on a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, including in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” could adversely affect our future operating results, financial condition, and the market price of our common stock.

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

Dependence on Construction Industry

      We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity does not improve significantly in our principal markets, our business, financial condition and results of operations will continue to be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

Rising Steel Prices

      Our gross profit can be significantly affected by the cost of steel shapes and plate. Steel scrap is the primary component utilized in the production of structural steel shapes in the United States and is an essential component in the production of steel plate. The price of steel scrap has increased dramatically over the last year and we expect it to continue to increase in the future. If steel prices continue to increase or increase more than we anticipate, our gross profit could be negatively impacted. Additionally, the increased cost of steel could cause owners and contractors of projects to seek out less-expensive alternatives to steel buildings, such as concrete. If the use of steel in the construction of buildings declines significantly, it would have a material adverse effect on our business, financial condition and results of our operations for any period.

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

Variations in Backlog; Dependence on Large Contracts

      Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $59.4 million, representing 52.4% of our backlog at December 31, 2003, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more large contracts are terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

Fixed Price Contracts

      Most of our $113.3 million backlog at December 31, 2003 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs and other factors. These variations could have a material adverse effect on our business, financial condition and results of our operations for any period.

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

Competition

      Many small and various large companies offer fabrication, erection and related services that compete with those we provide. Local and regional companies offer competition in one or more of our geographic markets or product segments. Out of state or international companies may provide competition in any market. We compete for every project we obtain. Although we believe customers consider, among other things, the availability and technical capabilities of equipment and personnel, efficiency, safety record and reputation, price competition usually is the primary factor in determining which qualified contractor is awarded a contract. Competition has resulted in pressure on pricing and operating margins, and the effects of competitive pressure in the industry may continue. In particular, we have encountered severe pricing pressure during the last 6 to 12 months, as smaller competitors have bid on projects at what appears to cost or below in order to remain in business. Some of our competitors have greater capital and other resources than ours and are more established in their respective markets. There can be no assurance that our competitors will not substantially increase their commitment of resources devoted to competing aggressively with us or that we will be able to compete profitably with our competitors.

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

Potential Environmental Liability

      Our operations and properties are affected by numerous federal, state and local environmental protection laws and regulations, such as those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. Compliance with these laws and regulations has become increasingly stringent, complex and costly. There can be no assurance that such laws and regulations or their interpretation will not change in a manner that could materially and adversely affect our operations. Certain environmental laws, such as the CERCLA and its state law counterparts, provide for strict and joint and several liability for investigation and remediation of spills and other releases of toxic and hazardous substances. These laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located. Although we have not incurred any material environmental related liability in the past and we believe that we are in material compliance with environmental laws, there can be no assurance that we, or entities for which we may be responsible, will not incur such liability in connection with the investigation and remediation of facilities we currently operate (or formerly owned or operated) or other locations in a manner that could materially and adversely affect our operations.

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

Forward-Looking Statements

      This Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Forward-looking statements included in this Form 10-K include our belief that we are well positioned to complete smaller projects throughout the U.S. Sunbelt; diversifying our revenue base with smaller projects will reduce the impact of periodic adverse market or economic conditions as well as potential margin slippage that may accompany larger projects; our bonding capacity provides a competitive advantage; our insurance is adequate for our present needs; our gross profit could be negatively impacted by rising steel prices; our belief that the credit facility covenants for fiscal year 2004 will be similar to and no more restrictive than the covenants for fiscal year 2003; and we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near term operating needs. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including consummation of acquisitions and the integration and benefits expected to be derived from the acquired companies, litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

      Forward-looking statements reflect our current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report on Form 10-K, including Item 1. “Business,” Item 3. “Legal Proceedings” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

      During 2002 and 2003, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments.

Primary Market Risk Exposure

      We are potentially exposed to market risk associated with changes in interest rates primarily as a result of our 10 1/2% fixed rate Senior Notes in the original principal amount of $100.0 million, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $87.0 million in principal amount of the Senior Notes. At December 31, 2003, the fair value of the Senior Notes was approximately 60.0% of par or $52.2 million. From January 1, 2003 to December 31, 2003, the Senior Notes had a fair value that was as low as 60.0% of par and as high as 82.0% of par. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 8	Financial Statements and Supplementary Data

      The Independent Auditors’ Report and Consolidated Financial Statements of Schuff International, Inc., including the Notes to such statements, are set forth on pages 50 through 79.

Item 9	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

      Ernst & Young LLP served as our independent auditors for the fiscal year ended December 31, 2001. Our contract for services with Ernst & Young LLP expired upon completion of the 2001 audit and on June 3, 2002, we notified Ernst & Young LLP that we had approved the engagement of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2002. The decision to change independent auditors was not made as the result of a disagreement of any kind. The change was recommended by our Audit Committee and approved by our Board of Directors.

      The audit reports of Ernst & Young LLP on our consolidated balance sheets as of December 31, 2001 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audit of the fiscal year ended December 31, 2001 and the interim periods subsequent to December 31, 2001 through June 3, 2002, there were no disagreements between Schuff International and Ernst & Young LLP as to any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which such disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304(a)(1)(iv) of Regulation S-K. During the fiscal year ended December 31, 2001 and the interim periods subsequent to December 31, 2001 through June 3, 2002, there have been no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-K).

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

Item 9A	Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the fiscal period covered by this Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10	Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

      This section gives biographical information about our directors and describes their membership on Board committees.

David A. Schuff, 73	Director since 1976

      David A. Schuff has served as the Chairman of the Board of Directors since the Company’s inception and is a co-founder of the Company. Mr. Schuff served as President and Chief Executive Officer of the Company from its founding in 1976 to 1995. Mr. Schuff has been involved in the steel fabrication and erection business in a number of capacities since 1958. David A. Schuff is the father of Scott A. Schuff.

Scott A. Schuff, 45	Director since 1976

      Scott A. Schuff is the President and Chief Executive Officer of Schuff International, Inc., Schuff Steel Company and a co-founder of the Company. Mr. Schuff has served in numerous capacities with the Company since its founding in 1976, and has been the President and Chief Executive Officer since 1995. Scott A. Schuff is the son of David A. Schuff.

Edward M. Carson, 74	Director since 1997 Member of the Audit Committee Member of the Compensation Committee

      Edward M. Carson was the Chairman of the Board of Directors and Chief Executive Officer of First Interstate Bancorp, a bank holding company, from 1990 through June 1995.

Dennis DeConcini, 66	Director since 1997 Member of the Audit Committee Member of the Compensation Committee

      Dennis DeConcini is a former United States Senator for Arizona and currently is a partner of Parry, Romani, DeConcini and Symms, P.C., a consulting firm based in Washington, D.C., and is a partner of DeConcini McDonald Yetwin & Lacy, P.C., a law firm with offices in Tucson and Phoenix, Arizona, and in Washington, D.C. Mr. DeConcini is a director of Natrol, Inc. and Forensic Technology, Inc. Mr. DeConcini also served, by appointment of the President of the United States, on the Board of Directors of the Federal Home Loan Mortgage Corporation (Freddie Mac), a federally chartered mortgage finance corporation, until May 2000. He is also Chairman of the Board of the National Center for Missing and Exploited Children.

H. Wilson Sundt, 71	Director since 1999 Member of the Audit Committee Member of the Compensation Committee

      H. Wilson Sundt was the Chairman of the Board of Directors of The Sundt Companies, Inc. from January 1999 through December 1999. Mr. Sundt was Chairman of the Board of Directors and Chief Executive Officer of Sundt Corp., a privately-held general construction contracting firm, from 1976 to December 1998, and served as its President from 1979 through 1983. Mr. Sundt also serves as a director of Unisource Energy Corporation. Mr. Sundt has been active in the construction industry since 1957.

Michael R. Hill, 50	Director since 2001

      Michael R. Hill has served on the Board of Directors since May 2001, and as the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since September 30, 2000. Prior to September 30, 2000, Mr. Hill was associated with Motor Coach Industries International, the leading designer, manufacturer, and marketer of inter-city motor coaches and related replacement parts in North America since 1977. Mr. Hill received his B.B.A. degree from Eastern New Mexico University and attended graduate school at the Kellogg School of Management, Northwestern University.

EXECUTIVE OFFICERS

      The following are biographies of each of the Company’s current executive officers, except for Scott A. Schuff, David A. Schuff and Michael R. Hill, whose biographies are included above under “Board of Directors.”

Glen S. Davis, 50	President of Addison Steel, Inc. Addison Steel, Inc. was acquired by the Company in June 1998. Mr. Davis entered into an employment agreement with the Company in connection with the acquisition. Mr. Davis has been employed with Addison Steel since 1973 and has served as its President since 1989.
Saied Mahdavi, 43	President of Quincy Joist Company. Quincy Joist Company was acquired by the Company in June 1998. Mr. Mahdavi entered into an employment agreement with the Company in connection with the acquisition. Mr. Mahdavi has been President of Quincy Joist since January 1990.
Ted F. Rossin, 59	President of Bannister Steel, Inc. Bannister Steel, Inc. was acquired by the Company in October 1998. Mr. Rossin has been employed with Bannister Steel since 1979 and has served as its President since June 1996. From 1994 to 1996, Mr. Rossin was Vice President and General Manager of Bannister Steel.
Randy J. Eskelson, 50	President of Six Industries, Inc. and On-Time Steel Management Holding, Inc. In August 2001, Mr. Eskelson was appointed President of Six Industries and in May 2003 he was appointed President of On-Time Steel Management Holding, Inc. Mr. Eskelson joined the Company in 1985 as a project manager based in San Diego, California. Since then Mr. Eskelson has held various positions with the Company, including vice president and operations manager for Schuff Steel Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require our directors, executive officers and persons who own more than 10% of our common stock, as well as certain affiliates of such persons, to file reports with the SEC with respect to their ownership of common stock. Directors, executive officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of such reports received by it and written representations that no other reports were required of those persons. We believe that during fiscal 2003 all filing requirements applicable to our directors and executive officers were complied with. We are not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of our common stock.

Audit Committee

      The Audit Committee of the Board of Directors is comprised solely of non-employee directors, each of whom is independent as defined under the current American Stock Exchange listing standards. None of the members of the Audit Committee has any relationship to the Company and its management that may interfere with the Audit Committee’s independence from us and our management.

      The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Edward Carson. Mr. Carson is independent and for the following reasons is an audit committee financial expert: Mr. Carson has over 50 years of business management experience, including, without limitation, experience in supervising financial and banking personnel as president and former CEO of a major bank. He later became chairman and CEO of the bank’s parent company. Mr. Carson has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) experience analyzing and evaluating financial statements, (iv) an understanding of internal control over financial reporting, and (v) an understanding of audit committee functions.

      In fiscal 2003, the Audit Committee met 10 times and all members were present at each meeting.

Code of Ethics

      The Company has a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and controllers. A copy of this code is incorporated by reference as an exhibit to this annual report on Form 10-K. The Company will provide to any person, without charge, upon request, a copy of the code of ethics. Requests should be addressed to Michael R. Hill, 1841 West Buchanan, Phoenix, Arizona 85007, telephone number 602-252-7787. If we make any amendments to, or grant any waivers of, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controllers, where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet website at www.schuff.com.

Item 11	Executive Compensation

      The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company during each of the years in the three year period ended December 31, 2003, of those persons who were, at December 31, 2003, (i) the Company’s Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term Compensation Awards

					Awards
		Annual Compensation						Payouts
					Restricted	Securities
				Other Annual	Stock	Underlying		LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	Options/		PAYOUTS	Compensation
Name and Principal Position	Year	$	$(1)	$(2)	$	SAR’s		$	$(3)

Scott A. Schuff	2003	$505,841	—	$27,528	—	—		—	$3,000
President & Chief	2002	$395,064	—	$28,856	—	—		—	—
Executive Officer	2001	$417,844	$195,495	$7,284	—	—		—	$2,625
Saied Mahdavi	2003	$305,769	—	$8,826					$389,333	(13)
President,	2002	$300,000	$75,000	$10,907	—	—		—	$388,663	(4)
Quincy Joist Co.	2001	$300,000	$169,745	$5,139	—	—	(5)	—	$604,958	(6)
Glen S. Davis	2003	$203,845	—	$14,542	—	—		—	$363,540	(14)
President,	2002	$300,000	$86,092	$12,506	—	—		—	$266,075	(7)
Addison Steel, Inc.	2001	$300,000	$144,070	$5,537	—	—	(8)	—	$389,975	(9)
Ted F. Rossin	2003	$407,697	—	$22,271					$53,466	(15)
President,	2002	$333,656	$71,058	$21,278	—	—		—	$53,216	(10)
Bannister Steel, Inc.	2001	$240,000	$154,835	$19,685	—	—	(11)	—	$85,092	(12)
David A. Schuff	2003	$475,960	—	$8,283
Chairman of	2002	$390,470	—	$8,161	—	—		—	—
The Board	2001	$342,701	$30,000	$4,324	—	—		—	—

(1)	Includes bonus amounts earned and paid in the applicable fiscal year and paid or to be paid in the following fiscal year. Excludes bonuses paid in the applicable fiscal year but earned in the preceding fiscal year.

(2)	The aggregate amount of perquisites and other personal benefits, securities or property, given to each Named Executive Officer was less than either $50,000 or 10% of the total annual salary and bonus for that executive during each of these years.

(3)	The amounts shown in this column represent the dollar value of contributions made by the Company to the Company’s 401(k) retirement savings plan for the benefit of the Named Executive Officers and other compensation as described below.

(4)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,330 and $386,333 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001.

(5)	Mr. Mahdavi received an annual stock option grant of 276,000 stock options on February 20, 2001. However, pursuant to the terms of an Agreement to Cancellation of Stock Options and Amended Employment Agreement effective November 12, 2001, the 2001 Annual Options Grant and all prior options granted were cancelled.

(6)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,625, $386,333 pursuant to the terms of an Agreement to Cancellation of Stock Options and $216,000 pursuant to the terms of an Amended Employment Agreement, both agreements effective November 12, 2001, for the cancellation of 664,000 stock options.

(7)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,750 and $263,325 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001.

(8)	Mr. Davis received an annual stock option grant of 116,000 stock options on February 20, 2001. However, pursuant to the terms of an Agreement to Cancellation of Stock Options and Amended Employment Agreement effective November 12, 2001, the 2001 Annual Options Grant and all prior options granted were cancelled.

(9)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,625, $263,350 pursuant to the terms of an Agreement to Cancellation of Stock Options and $124,000 pursuant to the terms of an Amended Employment Agreement, both agreements effective November 12, 2001, for the cancellation of 496,000 stock options.

(10)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,750 and $50,466 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001.

(11)	Mr. Rossin received an annual stock option grant of 12,800 stock options on February 20, 2001. However, pursuant to the terms of an Agreement to Cancellation of Stock Options and Amended Employment Agreement effective November 12, 2001, the 2001 Annual Options Grant and all prior options granted were cancelled.

(12)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,625, $50,467 pursuant to the terms of an Agreement to Cancellation of Stock Options and $32,000 pursuant to the terms of an Amended Employment Agreement, both agreements effective November 12, 2001, for the cancellation of 73,533 stock options.

(13)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $3,000 and $386,333 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001. Mr. Mahdavi will also receive $386,300 in 2004 pursuant to the terms of the above referenced agreement.

(14)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $2,181, $263,325 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001, and $98,034 pursuant to the terms of the Second Amendment to Employment Agreement effective September 5, 2002. Mr. Davis will also receive $263,300 in 2004 pursuant to the terms of the above referenced Agreement to Cancellation of Stock Options.

(15)	Amount represents Company’s 401(k) contribution (referenced in (3) above) in the amount of $3,000 and $50,451 pursuant to the terms of an Agreement to Cancellation of Stock Options effective November 12, 2001. Mr. Rossin will also receive $50,451 in 2004 pursuant to the terms of the above referenced agreement.

Option Grants in Last Fiscal Year

      There were no individual grants of stock options during the year ended December 31, 2003 to any of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      There were no option exercises pertaining to the Named Executive Officers during the year ended December 31, 2003. As of December 31, 2003, there were no outstanding options pertaining to the Named Executive Officers.

Compensation of Directors

      Annual Fee: Each non-employee director receives a retainer based on an annualized rate of $20,000. Non-employee directors may elect to receive all or part of their retainer either in shares of the Company’s common stock or cash.

      Meeting Fees: Each non-employee director receives a fee of:

•	$1,000 for attendance at each Board meeting; and

•	$700 for attendance at each Board committee meeting not held at the same time as a Board meeting.

      Options. Under the Director Compensation Plan, each non-employee director receives an automatic grant of 500 shares of common stock and a non-qualified option to purchase an additional 500 shares of common stock each year as of the third business day following the public release of the Company’s fiscal year-end earnings information. For fiscal 2003, Messrs. Carson, DeConcini and Sundt received grants of stock and options to purchase stock under this plan. These annual option grants immediately vest and become exercisable, permitting the holder to purchase shares at their fair market value on the date of grant, which was $1.30 in the case of options granted in 2003. Unless earlier terminated, forfeited or surrendered pursuant to the plan, each option granted will expire on the tenth anniversary date of the grant.

Employment Agreements and Change of Control Arrangements

Employment Agreements

      There were no changes to employment agreements between the Company and any of the Named Executive Officers during the year ended December 31, 2003. There were no severance agreements between the Company and any of the Named Executive Officers.

Change of Control Arrangements

      If the Company sells all or substantially all of its assets, or merges with or into another corporation, stock options outstanding under the Company’s 1997 Stock Option Plan are required to be assumed or equivalent options are required to be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Company’s Board of Directors determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the option holder will have the right to exercise his or her option, including shares as to which such option would not otherwise be exercisable. If the Board makes options fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board must notify the option holder that the option is fully exercisable for a period of 30 days from the date of such notice and the option will terminate upon the expiration of such period, but not later than the expiration of the term of the option.

Compensation Committee Report on Executive Compensation

Objectives

      Our compensation program for executive officers consists of two key elements:

•	a base salary, and

•	a performance-based annual bonus

      The Compensation Committee believes that this two-part approach best serves our interests and those of our stockholders. As described more fully below, each element of our executive compensation program has a somewhat different purpose.

      The two-part approach enables us to meet the requirements of the competitive environment in which we operate while ensuring that executive officers are compensated in a way that advances both the short-term and long-term interests of the stockholders. Under this approach, compensation for these officers was ultimately based upon:

•	the Committee’s assessment of the executive officers’ performance,

•	the continuing demand for superior executive talent,

•	the Company’s overall performance, and

•	the Company’s future objectives and challenges.

      Our philosophy is to pay base salaries to executives that reward these executives for ongoing performance throughout the year and that enable us to attract, motivate and retain highly-qualified executives. The annual bonus program is designed to reward executives for performance and is based primarily on our financial results. The Board believes that these compensation components provide a balanced approach that enables us to attract and retain experienced executives, reward such executives for their individual and collective contribution to our profitability, and ensure that the incentives of our executives are aligned with the best interests of our stockholders.

      The Board’s decisions concerning the specific 2003 compensation elements for individual executive officers, including the Chief Executive Officer, were made within this broad framework and in light of each executive officer’s level of responsibility, performance, current salary and prior-year bonus and other compensation awards. As noted below, in most cases the Board’s specific decisions involving 2003 executive officer compensation were ultimately based upon the Board’s judgment regarding the individual executive officer’s performance, potential future contributions, and whether each payment or award would provide an appropriate reward and incentive for such officer to sustain and enhance our long-term performance.

      In addition to the foregoing, the base salary, annual bonus, and other related compensation for Messrs. Davis, Mahdavi, and Rossin were primarily established through negotiations with the executives at the time we acquired Addison Steel, Quincy Joist and Bannister Steel in fiscal 1998, and is set forth in the executives’ respective employment agreements with us as described above.

Base Salaries:

      The Board typically establishes each executive’s base salary at a level that is designed to reflect that executive’s position and responsibility within the Company, to attract and retain highly-qualified executives, and to be competitive with similarly situated executives at steel services companies of similar size and revenue levels. The Board also takes into account, among other things, the individual executive’s experience and performance during the past year.

Annual Bonuses:

      Bonuses typically are paid based upon the Board’s judgment regarding the significance of the individual executive officer’s contributions during a given year and our overall financial performance. Our bonus plan generally makes such bonuses substantially contingent upon our achievement of certain objective performance goals related to revenue and net income, although the plan does not preclude discretionary bonuses based upon other factors, such as individual achievement. However, no bonuses were paid based on 2003 performance.

Other Benefits

      Certain executives also participate in various other benefit plans, including medical plans and a 401(k) plan, which are generally available to all employees of the Company.

Compensation of the Chief Executive Officer

      In 2003, our President, Chief Executive Officer and co-founder, Scott A. Schuff, received a base salary of $505,841. Mr. Schuff’s salary was determined based on his extraordinary contributions to the Company, our historical operating performance and his continuing contributions in his role as President and Chief Executive

Officer of Schuff International, Inc. and Schuff Steel Company. Due to the difficult economic circumstances in which we operated in 2003, Mr. Schuff requested that he receive no bonus. The Board believes that our success continues to depend to a great extent upon the efforts of Mr. Schuff.

Deductibility of Executive Compensation Under Internal Revenue Code Section 162(m)

      Section 162(m) of the Internal Revenue Code, adopted as part of the Revenue Reconciliation Act of 1993, provides that executive compensation in excess of $1.0 million is not deductible for corporate income tax purposes unless it is performance-based and is paid under a plan meeting requirements set forth in Section 162(m). The Committee intends to ensure that our executive compensation programs continue to satisfy the requirements of Section 162(m). However, the Committee may determine, based on business considerations, that compensation should be paid even if it is not deductible under Section 162(m).

Dennis DeConcini
Edward M. Carson
H. Wilson Sundt
As Members of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

      The following non-employee directors were the members of the Compensation Committee of the Board of Directors through December 2003: Messrs. Carson, Sundt and DeConcini. None of the members of the Compensation Committee is an executive officer of the Company. No member of the Compensation Committee is or ever has been an employee of the Company and no executive officer of the Company has served as a director or board member of a compensation committee of another company of which any member of the Committee is an executive officer.

      The Compensation Committee met five times during fiscal 2003. Mr. Sundt was unable to attend one meeting. All members were present at the other four committee meetings.

Stock Price Performance Graph

      The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of (i) the Company’s common stock, (ii) the Standard & Poor’s Small Cap 600 Stock Index (“S&P 600”) and (iii) a peer group index selected by the Company (the “Peer Group”), from July 7, 1997 (the date of the Company’s initial public offering) through December 31, 2003 (the end of the Company’s fiscal year). The Peer Group was selected by the Company on an industry basis and includes:

• Ameron International Corporation

• Granite Construction Incorporated

• Jacobs Engineering Group Inc.

• Simpson Manufacturing Co., Inc.

• Foster Wheeler Corporation

• Northwest Pipe Company

• Meadow Valley Corporation

• Williams Industries, Inc.

• Gulf Island Fabrication, Inc.

• Pitt-Des Moines, Inc.

• Fluor Corporation

• Chicago Bridge & Iron Co. N.V.

     The graph assumes that $100 was invested on July 7, 1997 in the Company’s common stock and in each of the comparison indices, and assumes that all dividends paid were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

Comparison of Cumulative Total Return Among

Schuff International, Inc., the S&P 600 and the Peer Group

TOTAL RETURN TO STOCKHOLDERS

(Assumes $100 investment on 12/31/98)

Total Return Analysis

	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03

Schuff International, Inc.	$100.00	$72.73	$47.64	$52.73	$23.82	$33.82
Peer Group	$100.00	$98.54	$128.30	$161.05	$147.01	$216.87
S&P 600	$100.00	$123.81	$123.81	$130.91	$110.86	$152.47

Source: CTA Public Relations www.ctapr.com (303) 665-4200. Data from BRIDGE Information Systems, Inc.

Item 12     Security Ownership Of Certain Beneficial Owners And Management

      The following table sets forth, as of March 17, 2004, the number and percentage of outstanding shares of common stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each director and Named Executive Officer of the Company, and by all directors and executive officers of the Company as a group.

			Shares Subject to
	Shares Beneficially		Unexercised	Percentage
Name & Address of Beneficial Owner(1)	Owned		Options(3)	Owned

David A. Schuff and Nancy A. Schuff(2),	2,553,000	(4)	—	36.1%
Scott A. Schuff and Teryl H. Schuff(2),	2,469,200	(5)	—	35.0%
Dimensional Fund Advisors	369,200	(6)	—	5.23%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Glen S. Davis(2)	21,132		—	*
Saied Mahdavi(2)	3,295		—	*
Ted F. Rossin(2)	5,000		—	*
Edward M. Carson(2)	56,069		11,000	*
H. Wilson Sundt(2)	24,684		2,500	*
Dennis DeConcini(2)	34,596		11,000	*
Michael R. Hill(2)	12,800		12,800	*
All Directors and Executive Officers as a group (10 persons)	5,244,885		97,900	74.3%

*	Represents less than 1% of the Company’s outstanding common stock.

(1)	This information regarding beneficial ownership of the Company’s common stock by certain beneficial owners and management of the Company is as of March 17, 2004. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant, or right. Shares of common stock subject to options, warrants, or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 7,063,122 shares of common stock outstanding as of March 17, 2004. The persons named in the table, to the Company’s knowledge, have sole voting and sole dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2)	The address of each of the listed stockholders is 1841 West Buchanan Street, Phoenix, Arizona 85007.

(3)	The number of Shares Beneficially Owned includes Shares Subject to Unexercised Options which are exercisable on March 17, 2004, or within 60 days thereafter.

(4)	2,053,000 of these shares are owned by the Schuff Family Trust Under Trust Agreement dated June 28, 1983, as amended, and 500,000 of these shares are owned by the Schuff Irrevocable Trust Under Trust Agreement Dated December 31, 1996. David A. Schuff and Nancy A. Schuff, husband and wife, are co-trustees of each of the trusts and exercise voting and investment power over such shares.

(5)	2,269,200 of these shares are owned by the Scott A. Schuff Family Trust Under Trust Agreement dated March 12, 1992, as amended, and 200,000 of these shares are owned by the Scott A. Schuff Irrevocable Trust Under Trust Agreement dated December 31, 1996, as amended. Scott A. Schuff and Teryl Hall Schuff, husband and wife, are co-trustees of each of these trusts and exercise voting and investment power over such shares.

(6)	Amount based on last filed Schedule 13G/ A effective December 31, 2003.

Item 13     Certain Relationships and Related Transactions

      On June 29, 2001, a holding company form of organizational structure was adopted to provide a framework that generally allows for greater administrative and operational flexibility. The new structure was consummated by the merger of Schuff Merger Company into Schuff Steel Company, which was the surviving corporation. Prior to the merger, Schuff Merger Company was a wholly-owned subsidiary of Schuff International, Inc., a holding company and initially a wholly-owned subsidiary of Schuff Steel Company. As a result of the merger, Schuff Merger Company ceased to exist, and Schuff Steel Company became a wholly-owned subsidiary of Schuff International, Inc., with all of Schuff Steel Company’s outstanding common stock converted, on a share for share basis, into common stock of Schuff International, Inc.

      Since its inception, the Company has maintained business relationships and engaged in certain transactions with the affiliated companies and parties described below. Since the closing of its initial public offering in July 1997, all transactions between the Company and its affiliated entities, executive officers, directors, or significant stockholders have been approved by a majority of the non-employee directors of the Company. The Company also believes these transactions were on terms that were no less favorable to the Company than the Company could have obtained from non-affiliated parties.

      The Company leases some of its fabrication and office facilities from 19th Avenue/ Buchanan Limited Partnership, an Arizona limited partnership (the “Schuff Partnership”). The general and limited partners of the Schuff Partnership are David A. Schuff, Scott A. Schuff, and certain of their family members. David A. Schuff is a co-founder and the Chairman of the Board of Directors of the Company, and Scott A. Schuff is a Director and the President and Chief Executive Officer of the Company. David A. Schuff and Scott A. Schuff presently are the beneficial owners of approximately 71% of the issued and outstanding common stock of the Company. See “Security Ownership of Principal Stockholders and Management.”

      The Company has three leases with the Schuff Partnership for its principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to the Company’s principal office and shop facilities. Each lease has a 20 year term and is subject to increases every five years based on increases in the Consumer Price Index. The Company’s annual rental payments for the three leases were approximately $1.0 million in 2003. During 2002, the Company amended all three leases. The annual rent was reduced to $800,000 from $1.1 million. Effective July 1, 2003, the Schuff Partnership increased the rent to the original amount.

Item 14     Principal Accountant Fees and Services

Audit Fees and Non-Audit Fees

      The following table presents fees billed and accrued for professional services rendered by Deloitte and Touche LLP for the audit of our financial statements for 2003 and 2002, respectively, and fees billed and accrued for other services rendered by Deloitte and Touche LLP.

	2003	2002

Audit fees (filing of 10-K and 10-Q’s)	$418,675	$319,000
Audit-Related Fees(1)	33,000	32,400
Tax Fees	—	—
All Other Fees	—	—

	$451,675	$351,400

(1)	Includes fees related to employee benefit plan audits.

      The Audit Committee approved all the audit and non-audit services, and related fees provided to us by the independent auditors prior to the services being performed.

     Audit Committee Pre-Approval Procedures for Independent Auditor-Provided Services

      Our Audit Committee must pre-approve all allowable services provided by our independent auditors and related fees associated with those services. The following procedures govern the pre-approval process for audit and permitted non-audit services provided by our independent auditors.

     Audit Services

      Any specific audit service incorporated within the independent auditor’s engagement letter approved by the Audit Committee is deemed pre-approved. The following specific audit services and estimated fees are identified in the independent auditor’s annual service plan approved by our Audit Committee each year:

•	Annual audit of Schuff International’s consolidated financial statements

•	Audit services related to Schuff International’s quarterly Form 10-Q filings

      The pre-approval requirement is therefore met for these specific audit services.

     Accounting Research and Consultation Services

      The independent auditors may provide accounting research and consultation services to assist with analysis and decision-making and to evaluate the impact on financial statements of new accounting pronouncements. Because this line item represents a broad category of services, specific services falling within this category must be individually pre-approved.

     Pre-Approval Procedures

      The following pre-approval procedures are followed for proposed permitted, non-audit services:

•	Management documents the purpose, scope and estimated fees of the proposed service.

•	Our Audit Committee considers the proposed service for approval, including:

•	Business purpose

•	Reasonableness of estimated fees

•	Potential impact on external auditor independence (relative to both the service individually and collectively with other non-audit services)

•	Approved non-audit services and related fees will be noted in meeting minutes of our Audit Committee.

     Monitoring and Reporting

      At each regular Audit Committee meeting:

•	The Audit Committee Chair will review any non-audit services and related fees pre-approved subsequent to the last committee meeting.

•	Management will summarize independent auditor services and fees paid to date and report whether such services and fees have been pre-approved in accordance with the required pre-approval process.

Item 15     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Consolidated Financial Statements

      The following documents are filed as part of this Annual Report on Form 10-K:

      (a)(2) Financial Statement Schedules

      The financial statement schedules have been omitted since the information required to be set forth therein is contained elsewhere herein or are not required.

      (a)(3) Exhibits

      The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of the Registrant(5)
3.2	—	Bylaws of the Registrant(5)
4.1	—	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1)
4.2	—	Form of Certificate representing Common Stock(1)
4.3	—	Indenture dated June 4, 1998, by and between the Company and Harris Trust Company of California, as Trustee(2)
4.4	—	Registration Rights Agreement dated June 4, 1998, by and among the Company, the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc., and Friedman, Billings, Ramsey & Co., Inc.(2)
4.5	—	Form of 10 1/2% Senior Note due June 1, 2008(4)
10.1	—	Lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.1.1	—	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 420 S. 19th Avenue in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(6)
10.3	—	Lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.2.1	—	Amendment dated September 1, 2002 to lease dated March 1, 1997 for 619 N. Cooper Road in Gilbert, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(6)
10.3	—	Lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(1)
10.3.1	—	Amendment dated September 1, 2002 to lease dated May 1, 1997 for 1841 W. Buchanan Street in Phoenix, Arizona between 19th Avenue/ Buchanan Limited Partnership and the Registrant(6)
10.4(a)	—	Schuff International, Inc. 1997 Stock Option Plan(1)*
10.4(b)	—	Schuff International, Inc. 1997 Stock Option Plan (Amended and Restated as of April 24, 1998)(3)*

Exhibit
Number		Description

10.4(c)	—	Form of Incentive Stock Option Agreement for 1997 Stock Option Plan(1)*
10.4(d)	—	Form of Non-Qualified Stock Option Agreement for 1997 Stock Option Plan(1)*
10.5	—	Form of Indemnity Agreement between the Registrant and its directors(1)
10.6	—	Schuff International, Inc. 1998 Director Compensation Plan(4)*
10.6(a)	—	Schuff International, Inc. Director Compensation Plan and First Amendment(8)
10.7	—	Credit and Security Agreement dated August 13, 2003 by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.(7)
14.1	—	Code of Ethics(6)
21.1	—	Subsidiaries of the Registrant
23.1	—	Consent of Deloitte & Touche LLP, independent auditors
23.2	—	Consent of Ernst & Young LLP, independent auditors
24.1	—	Power of Attorney of David A. Schuff
24.2	—	Power of Attorney of Dennis DeConcini
24.3	—	Power of Attorney of Edward M. Carson
24.4	—	Power of Attorney of H. Wilson Sundt
24.5	—	Power of Attorney of Ted Rossin
24.6	—	Power of Attorney of Randy J. Eskelson
24.7	—	Power of Attorney of Sam Mahdavi
24.8	—	Power of Attorney of Glen S. Davis
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-26711), effective June 26, 1997.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/ A, filed June 19, 1998.

(3)	Incorporated by reference to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed May 28, 1998 (File No 0-22715).

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-58123), effective July 21, 1998.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 2, 2003

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-107099), effective July 16, 2003

(b)	Reports on Form 8-K/none

(c)	See Item 15(a) (3) above.

(d)	See “Financial Statements and Supplementary Data” included under Item 8 to this Annual Report on Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.,
a Delaware corporation

/s/ SCOTT A. SCHUFF

Scott A. Schuff
President and Chief Executive Officer

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature		Title	Date

Scott A. Schuff		President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

Michael R. Hill		Vice President and Chief Financial Officer, Secretary, Treasurer and Director (Principal financial and accounting officer)	March 29, 2004

* David A. Schuff		Chairman of the Board of Directors	March 29, 2004

* Dennis DeConcini		Director	March 29, 2004

* Edward M. Carson		Director	March 29, 2004

* H. Wilson Sundt		Director	March 29, 2004

*By:	Michael R. Hill Attorney-in-Fact

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Schuff International, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of Schuff International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated statements of operations, stockholders’ equity and cash flows of Schuff International, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors whose report, dated February 15, 2002, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Schuff International, Inc and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 26, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Schuff International, Inc.

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Schuff International, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above of Schuff International, Inc. present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 15, 2002

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(In thousands, except for
	share data)
ASSETS (Note 7)
Current assets:
Cash and cash equivalents	$7,645	$10,755
Restricted funds on deposit (Note 7)	7,513	3,468
Receivables (Note 3)	48,923	62,405
Income tax receivable (Note 8)	2,491	—
Costs and recognized earnings in excess of billings on uncompleted contracts (Note 3)	10,723	16,139
Inventories (Note 4)	4,374	4,714
Deferred tax asset (Note 8)	2,695	2,317
Prepaid expenses and other current assets	736	590

Total current assets	85,100	100,388
Property, plant and equipment, net (Note 5)	24,394	27,132
Goodwill, net	17,115	17,115
Other assets	3,673	3,710

	$130,282	$148,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,946	$12,707
Accrued payroll and employee benefits	3,400	5,015
Accrued interest	798	810
Other current liabilities (Note 6)	7,019	5,922
Billings in excess of costs and recognized earnings on uncompleted contracts (Note 3)	8,464	13,521
Income taxes payable (Note 8)	—	23
Current portion of long-term debt (Note 7)	—	81

Total current liabilities	31,627	38,079
Long-term debt, less current portion (Note 7)	87,040	91,170
Deferred income taxes (Note 8)	1,728	1,912
Other liabilities	356	1,713
Minority interest	46	117
Commitments and Contingencies (Notes 7, 9, 11, 12 and 13)
Stockholders’ equity (Notes 7 and 11):
Preferred stock, $.001 par value — authorized 1,000,000 shares, none issued	—	—
Common stock, $.001 par value — authorized 20,000,000 shares, 7,472,757 and 7,372,894 shares issued; 7,036,957 and 6,937,094 outstanding, respectively	7	7
Additional paid-in capital	15,369	15,248
Retained earnings	(5,235)	755
Treasury stock (435,800 shares), at cost	(656)	(656)

Total stockholders’ equity	9,485	15,354

	$130,282	$148,345

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31

	2003	2002	2001

	(In thousands, except per share data)
Revenues	$174,245	$230,985	$234,061
Cost of revenues	151,897	198,524	189,745

Gross profit	22,348	32,461	44,316
General and administrative expenses	23,635	23,627	28,368
Goodwill amortization	—	—	2,165

Operating (loss) income	(1,287)	8,834	13,783
Interest expense	(10,111)	(10,542)	(10,875)
Other income	1,831	1,609	1,604

(Loss) income before income tax benefit (provision), minority interest and cumulative effect of a change in accounting principle	(9,567)	(99)	4,512
Income tax benefit (provision) (Note 8)	3,505	287	(2,037)

(Loss) income before minority interest and cumulative effect of a change in accounting principle	(6,062)	188	2,475
Minority interest in loss of subsidiaries	72	32	—

(Loss) income before cumulative effect of a change in accounting principle	(5,990)	220	2,475
Cumulative effect of a change in accounting principle	—	(29,591)	—

Net (loss) income	$(5,990)	$(29,371)	$2,475

Basic (loss) income per share:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.85)	$0.03	$0.34
Cumulative effect per share of a change in accounting principle	—	(4.11)	—

(Loss) income per share	$(0.85)	$(4.08)	$0.34

Diluted (loss) income per share:
(Loss) income per share before cumulative effect of a change in accounting principle	$(0.85)	$0.03	$0.33
Cumulative effect per share of a change in accounting principle	—	(4.11)	—

(Loss) income per share	$(0.85)	$(4.08)	$0.33

Weighted average shares used in computation:
Basic	7,009	7,199	7,227

Diluted	7,009	7,199	7,394

See accompanying notes.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

	(In thousands)
Balance at January 1, 2001	7,161	$7	$14,742	$27,651	$—	$42,400
Net income	—	—	—	2,475	—	2,475
Issuance of common stock	91	—	202	—	—	202
Issuance of stock awards	9	—	39	—	—	39
Exercise of stock options	2	—	6	—	—	6

Balance at December 31, 2001	7,263	7	14,989	30,126	—	45,122
Net loss	—	—	—	(29,371)	—	(29,371)
Issuance of common stock	70	—	168	—	—	168
Issuance of stock awards	40	—	91	—	—	91
Purchase of treasury stock, at cost	(436)	—	—	—	(656)	(656)

Balance at December 31, 2002	6,937	$7	15,248	755	(656)	15,354
Net loss	—	—	—	(5,990)	—	(5,990)
Issuance of common stock	78	—	88	—	—	88
Issuance of stock awards	22	—	33	—	—	33

Balance at December 31, 2003	7,037	$7	$15,369	$5,235	$(656)	$9,485

See accompanying notes

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating Activities
Net (loss) income	$(5,990)	$(29,371)	$2,475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,159	4,427	6,652
Cumulative effect of a change in accounting principle	—	29,591	—
Gain from extinguishment of debt	(1,148)	(748)	(151)
Gain on disposals of property, plant and equipment	(298)	(79)	(41)
Gain on disposal of long-term investment	—	—	(107)
Deferred income taxes	(562)	(735)	(268)
Minority interest in loss of subsidiaries	(72)	(32)	—
Stock awards	33	91	39
Changes in operating assets and liabilities:
Restricted funds on deposit	(4,045)	(3,468)	—
Receivables	13,482	(2,451)	1,475
Costs and recognized earnings in excess of billings on uncompleted contracts	5,416	(846)	(5,718)
Inventories	340	2,500	4,104
Prepaid expenses and other current assets	(146)	(61)	(106)
Accounts payable	(761)	4,822	632
Accrued payroll and employee benefits	(1,615)	593	69
Accrued interest	(12)	(134)	(49)
Other current liabilities	1,097	1,569	(701)
Billings in excess of costs and recognized earnings on uncompleted contracts	(5,057)	4,719	(3,911)
Income taxes payable/receivable	(2,514)	635	(2,811)
Other liabilities	(1,357)	(338)	1,638

Net cash provided by operating activities	950	10,684	3,221

Investing activities
Acquisitions of property, plant and equipment	(1,508)	(971)	(4,360)
Proceeds from disposals of property, plant and equipment	565	194	154
Proceeds from sale of long-term investment	—	—	132
(Increase) decrease in other assets	(210)	213	(228)

Net cash used in investing activities	(1,153)	(564)	(4,302)

Financing activities
Proceeds from revolving line of credit and long-term debt	—	—	1,689
Principal payments on revolving line of credit and long-term debt	(2,777)	(3,613)	(7,303)
Proceeds from exercise of stock options and stock purchase plan	88	168	208
Payment of debt issuance costs	(218)	—	—
Purchase of treasury stock	—	(656)	—
Minority interest	—	150	—

Net cash used in financing activities	(2,907)	(3,951)	(5,406)

(Decrease) increase in cash and cash equivalents	(3,110)	6,169	(6,487)
Cash and cash equivalents at beginning of year	10,755	4,586	11,073

Cash and cash equivalents at end of year	$7,645	$10,755	$4,586

See accompanying notes

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with adopting this standard as of January 1, 2002, during the first quarter of 2002 the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $29.6 million, or $4.11 per basic and diluted earnings per share, was recognized as the cumulative effect of a change in accounting principle. The impairment charge resulted from declining results given current and expected future economic conditions in the Commercial — Pacific, Commercial — Southeast and Manufacturing — Other segments. The enterprise values of the reporting units were estimated by a third party appraisal firm considering both income and market multiple approaches. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit was recorded in relation to the charge.

      The following table presents the pro forma financial results for the year ended December 31, 2001, on a basis consistent with the new accounting principle (in thousands, except per share data):

Reported net income before cumulative effect of a change in accounting principle	$2,475
Add back goodwill amortization	2,165

Adjusted net income	$4,640

Income per share — basic	$0.64

Income per share — diluted	$0.63

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

	Commercial		Manufacturing

	Pacific	Southeast	Other	Total

		(In thousands)
Balance at January 1, 2002	$11,233	$23,536	$11,937	$46,706
Transitional impairment charge	8,924	12,098	8,569	29,591

Balance at December 31, 2002	$2,309	$11,438	$3,368	$17,115

      There were no changes in the carrying amount of goodwill for the year ended December 31, 2003.

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

      Costs and recognized earnings in excess of billings on uncompleted contracts primarily represent revenue earned under the percentage of completion method which has not been billed. Billings in excess of related costs and recognized earnings on uncompleted contracts represent amounts billed on contracts in excess of the revenue allowed to be recognized under the percentage of completion method on those contracts.

Income (Loss) Per Common Share

      Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year before giving effect to stock options considered to be dilutive common stock equivalents. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year after giving effect to stock options considered to be dilutive common stock equivalents.

Stock Options

      The Company has a stock-based employee compensation plan, which is described in more detail in Note 11. The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plan vest over periods ranging from immediate vesting to five years, depending upon the type of award. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	Year Ended December 31

	2003	2002	2001

	(In thousands)

Net (loss) income as reported	$(5,990)	$(29,371)	$2,475
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	231	462	—

Pro forma net (loss) income	$(6,221)	$(29,833)	$2,475

(Loss) income per share — basic — as reported	$(0.85)	$(4.08)	$0.34

Pro forma (loss) income per share — basic	$(0.89)	$(4.14)	$0.34

(Loss) income per share — diluted — as reported	$(0.85)	$(4.08)	$0.33

Pro forma (loss) income per share — diluted	$(0.89)	$(4.14)	$0.33

Stock Purchase Plan

      The Company adopted the 1999 Employee Stock Purchase Plan (the “Stock Purchase Plan”) effective January 1, 1999 whereby eligible employees (as defined) of the Company and its subsidiaries may purchase common stock of the Company through payroll deductions. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. Subject to adjustments, the total number of shares reserved and available for issuance under the Stock Purchase Plan is 350,000 shares. The purchase price for each share of common stock purchased under the Stock Purchase Plan will equal 85% of the lesser of the fair market value of a share of common stock on the first day of an offering period or on the last day of an offering period. The offering period is defined as the period beginning January 1, 1999 and ending June 30, 1999, and every six-month period thereafter, with the second offering period beginning on July 1, 1999 and ending December 31, 1999. During 2003, 2002 and 2001, employees of the Company purchased an aggregate of approximately 78,000, 70,000 and 91,000 shares of common stock for an approximate amount of $88,000, $168,000 and $202,000, respectively.

Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance SFAS No. 109, “Accounting for Income Taxes.”

Fair Value of Financial Instruments

      SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. Cash and cash equivalents, receivables, accounts payable, other accrued liabilities, and debt, excluding the Senior Notes, are carried at amounts that reasonably approximate their fair values at December 31, 2003. The fair value of the Company’s Senior Notes at December 31, 2003 was approximately $52.2 million based upon the open market price.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impact of Recently Issued Accounting Standards

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The provisions of this revised statement retain the existing disclosure requirements of the original guidance in SFAS No. 132 and contain additional requirements for both annual and interim reporting. This revision also amends the disclosure requirements under APB Opinion No. 28, “Interim Financial Reporting”. The revised statement is effective for fiscal years ending and interim periods beginning after December 15, 2003. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires, among other things, the classification of certain financial instruments, previously classified within the equity section of the balance sheet, to be included in liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and June 15, 2003 for all other instruments. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amended and refined certain characteristics of derivative instruments and hedges. The adoption of this Statement had no impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004. The Company does not have any variable interest entities and does not believe that FIN No. 46(R) will impact its future financial results.

Reclassifications

      Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

3.     Receivables and Contracts in Progress

      Receivables consist of the following:

	December 31

	2003	2002

	(In thousands)

Contract receivables:
Contracts in progress	$36,433	$47,829
Unbilled retentions	12,578	14,524
Allowance for doubtful accounts	(227)	(318)

	48,784	62,035
Other receivables	139	370

	$48,923	$62,405

      Substantially all of the Company’s receivables are due from general contractors operating in Arizona, California, Colorado, Florida, Georgia, Nevada, and Texas.

      A summary of activity in the allowance for doubtful accounts is as follows:

Balance at January 1, 2001	$(282)
Increase in allowance	(56)
Write-off of bad debts	18

Balance at December 31, 2001	(320)
Increase in allowance	(97)
Write-off of bad debts	99

Balance at December 31, 2002	(318)
Increase in allowance	(283)
Write-off of bad debts	374

Balance at December 31, 2003	$(227)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Costs and recognized earnings in excess of billings on uncompleted contracts and billings in excess of costs and recognized earnings on uncompleted contracts at December 31, 2003 and 2002 consist of the following:

	December 31

	2003	2002

	(In thousands)

Costs incurred on contracts completed and in progress	$517,620	$448,938
Estimated earnings	90,250	73,496

	607,870	522,434
Less progress billings	605,611	519,816

	$2,259	$2,618

The above is included in the accompanying consolidated balance sheets under the following captions:
Costs and recognized earnings in excess of billings on uncompleted contracts	$10,723	$16,139
Billings in excess of costs and recognized earnings on uncompleted contracts	(8,464)	(13,521)

	$2,259	$2,618

4.	Inventories

      Inventories consist of the following:

	December 31

	2003	2002

	(In thousands)
Raw materials	$4,266	$4,632
Finished goods	108	82

	$4,374	$4,714

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	December 31

	2003	2002

	(In thousands)
Land	$5,491	$5,657
Buildings	11,541	11,837
Machinery and equipment	22,303	21,918
Leasehold improvements	3,203	3,164
Furniture and fixtures	449	449
Transportation equipment	1,890	1,701
Cranes	485	433
Office equipment	2,022	2,242
Detailing equipment	366	361
EDP equipment	3,940	3,454
Construction in progress	120	—

	51,810	51,216
Less accumulated depreciation and amortization	27,416	24,084

	$24,394	$27,132

      Depreciation expense was $3,768,000, $4,046,000 and $4,043,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.     Other Current Liabilities

      Other current liabilities consists of the following:

	December 31

	2003	2002

	(In thousands)
Sales, use and property taxes	$799	$525
Workers’ compensation	3,286	2,530
Other	2,934	2,867

	$7,019	$5,922

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2003	2002

	(In thousands)
Senior notes with interest payable semi-annually at 10 1/2 percent on June 1 and December 1, maturing in 2008	$87,040	$91,040
Obligations under capital leases	—	211

	87,040	91,251
Less current portion	—	81

	$87,040	$91,170

      On June 4, 1998, the Company completed a private placement pursuant to Rule 144A of the Securities Act of 1933 of $100.0 million in principal amount of its 10 1/2% Senior Notes due 2008 (“Senior Notes”). Net proceeds of the Senior Notes were used to repay certain indebtedness of the Company and to pay the cash portions of the purchase price for the Company’s acquisitions of certain subsidiaries. The Senior Notes are redeemable at the option of the Company in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. During 2003 and 2002, the Company repurchased $4.0 million and $4.5 million, respectively, in principal amount of its 10 1/2% senior notes at a discount on the open market. The Company recognized gains of $1,148,000 and $748,000 on the repurchase of debt in 2003 and 2002, respectively. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments, as defined. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company’s current and future, direct and indirect subsidiaries.

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

      At December 31, 2003, the Company was in compliance with all covenants under our Senior Notes.

      On August 13, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum aggregate amount of $15.0 million to the Company and cause the issuance of letters of credit in the maximum amount of $11.5 million for the Company’s account. The facility under the Credit and Security Agreement replaces the Company’s credit facility under the Credit Agreement, dated June 30, 1998, as amended, between the Company and Wells Fargo Bank, N.A. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety and workers compensation insurance carrier. At December 31, 2003, the Company had no borrowings but had $9.9 million of outstanding letters of credit

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued under its line of credit. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the December 31, 2003 balance sheet. There was $5.1 million available under the Company’s line of credit at December 31, 2003.

      The new credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.5%. The credit facility contains covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions, limit the Company’s ability to repurchase its Senior Notes, incur additional indebtedness, change its business, and merge, consolidate or dispose of material portions of its assets. The security agreements to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

      The new credit facility also requires that the Company maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures.

      The events of default under our $15.0 million credit facility include the following:

•	failure to pay principal or interest when due

•	failure to comply with covenants, representations and warranties under the credit agreement

•	default in the payment of, or failure to comply with the covenants relating to, other indebtedness

•	commencing any proceeding for bankruptcy, insolvency or reorganization

•	entry of a final judgment in excess of $250,000

•	occurrence of a termination event with respect to any pension plan or the complete or partial withdrawal from any multiemployer plan

•	a guarantor’s failure to perform, death or cessation of existence

•	liquidating, dissolving, terminating or suspending business operations or selling or attempting to sell all or substantially all of the Company’s assets without written consent of the bank

•	a change in control of the Company without written consent of the bank

•	an adverse change in the financial condition of the Company in which the bank believes the prospect of payment or performance is impaired

      At December 31, 2003, the Company was not in compliance with some of these credit facility covenants due to its 2003 financial performance. The Company received a waiver of such noncompliance from the bank dated March 19, 2004. The Company is currently in the process of negotiating financial covenants for fiscal year 2004. The Company believes that the covenants for fiscal year 2004 will be similar to and no more restrictive than the covenants for fiscal year 2003.

      The Company made interest payments of approximately $9,565,000, $10,139,000 and $10,510,000 for the years ended December 31, 2003, 2002 and 2001, respectively, on its long-term debt and line of credit.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      Deferred tax assets and liabilities are composed of the following:

	December 31, 2003		December 31, 2002

	Current	Long-Term	Current	Long-Term

	(In thousands)
Deferred tax assets:
Compensation accrual	$415	$—	$471	$—
Accrued liabilities	1,330	—	1,086	—
Deferred rents payable	—	141	—	145
Revenue recognition on contracts in progress	508	—	—	—
Stock-based compensation	304	—	669	—
Property, plant and equipment basis difference	—	115	—	—
Accelerated depreciation	—	9	—	—
Other	138	134	91	54

	2,695	399	2,317	199

Deferred tax liabilities:
Property, plant and equipment basis difference	—	747	—	703
Accelerated depreciation	—	1,380	—	1,408

	—	2,127	—	2,111

Net deferred tax assets (liabilities)	$2,695	$(1,728)	$2,317	$(1,912)

      Significant components of the income tax benefit (expense) are as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Current:
Federal	$2,958	$(382)	$(2,033)
State	(15)	(66)	(272)

	2,943	(448)	(2,305)

Deferred:
Federal	590	608	219
State	(28)	127	49

	562	735	268

	$3,505	$287	$(2,037)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax computed at the U.S. federal statutory rates to benefit (provision) for income taxes is as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Tax at U.S. federal statutory rates	$3,253	$34	$(1,529)
State income taxes, net of federal tax benefit	161	40	(309)
Amortization of goodwill	—	—	(736)
Research and experimentation credits	464	341	600
Valuation allowance	(286)	—	—
Other	(87)	(128)	(63)

	$3,505	$287	$(2,037)

      Total income tax payments for the years ended December 31, 2003, 2002 and 2001, were approximately $212,000, $403,000 and $4,377,000, respectively. At December 31, 2003, the Company had approximately $286,000 of state net operating loss carry-forwards which begin expiring in 2005.

9.     Employee Retirement Plans

      The Company maintains a 401(k) retirement savings plan which covers eligible employees and permits participants to contribute to the plan, subject to Internal Revenue Code restrictions. The plan also permits the Company to make discretionary matching contributions, which amounted to approximately $165,000, $195,000 and $233,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Certain of the Company’s fabrication and erection workforce are subject to collective bargaining agreements. The Company made contributions to union sponsored pension plans of $1,172,000, $1,140,000 and $1,074,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Information from the administrators of the plans is not available to permit the Company to determine its share of accumulated benefits and related assets.

      The Company has a 401(k) defined contribution retirement savings plan for union steelworkers. Currently, only participants contribute to this plan on a voluntary basis, subject to Internal Revenue Code restrictions. All account balances are 100 percent vested.

      On August 15, 1994, the Company and local representatives of the United Steelworkers of America reached an agreement whereby the Company became a participating employer in a multi-employer defined benefit retirement plan. Effective January 1, 2002, the Company is required to contribute 65 cents to the plan (compared to 60 cents in 2001) for each hour worked in the preceding month by each plan participant. The Company’s funding policy is to make monthly contributions to the plan. Total cost recognized as expense was approximately $255,000, $398,000 and $338,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Per Share

      The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31

	2003	2002	2001

	(In thousands except per share data)
Numerator:
(Loss) income before the cumulative effect of a change in accounting Principle	$(5,990)	$220	$2,475
Cumulative effect of a change in accounting principle	—	(29,591)	—

Net (loss) income	$(5,990)	$(29,371)	$2,475

Denominator for basic (loss) income per share — weighted average shares	7,009	7,199	7,227
Effect of dilutive securities:
Employee and director stock options	—	—	167

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	7,009	7,199	7,394

Basic (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.85)	$0.03	$0.34
Cumulative effect per share of a change in accounting principle	—	(4.11)	—

(Loss) income per share	$(0.85)	$(4.08)	$0.34

Diluted (loss) income per share:
(Loss) income per share before the cumulative effect of a change in accounting principle	$(0.85)	$0.03	$0.33
Cumulative effect per share of a change in accounting principle	—	(4.11)	—

(Loss) income per share	$(0.85)	$(4.08)	$0.33

      Options to purchase 1,000,380 and 1,130,174 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because the options would be anti-dilutive due to the net loss.

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Options

      The Company established a qualified stock option plan (the “Plan”) effective February 5, 1997. The exercise price of the options, as well as the vesting period, is established by the Company’s Board of Directors. A summary of activity under the Plan is as follows:

		Outstanding Options

			Weighted
	Shares Available		Average Exercise
	Under Grant	Number	Price

Balance at January 1, 2001	369,352	1,903,028	$5.83
Newly authorized	500,000	—	—
Granted	(818,260)	818,260	4.35
Exercised	—	(1,900)	3.38
Canceled	1,685,213	(1,685,213)	4.89

Balance at December 31, 2001	1,736,305	1,034,175	6.19
Granted	(252,920)	252,920	2.50
Canceled	156,921	(156,921)	4.91

Balance at December 31, 2002	1,640,306	1,130,174	5.54
Granted	(2,500)	2,500	1.30
Canceled	132,294	(132,294)	3.54

Balance at December 31, 2003	1,770,100	1,000,380	$5.76

Exercisable at December 31, 2003		651,799

      The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

			Weighted		Weighted
		Weighted Average	Average		Average
Range of Exercise Price	Number	Contractual Life	Exercise Price	Number	Exercise Price

$ 1.30 - $ 4.35	550,840	7.11	$3.45	234,059	$3.55
$ 5.00 - $ 6.25	125,380	3.19	$5.03	125,380	$5.03
$ 7.00 - $ 8.00	186,160	4.96	$7.19	154,360	$7.20
$10.13 - $13.75	138,000	4.27	$13.73	138,000	$13.72

	1,000,380			651,799

      The Company’s 1997 Stock Option Plan has authorized the grant of options to issue up to 2,800,000 shares to officers, directors or key employees of the Company. All options have ten-year terms and generally vest ratably over five years from the date of grant. The weighted average fair value of options granted at fair market value during the years ended December 31, 2003, 2002 and 2001 were $1.30, $2.50 and $4.35, respectively.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations for our stock option plan. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123 and the amendment of

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 148, our net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated in Note 2.

      Average assumptions used in determining the estimated fair value of stock options under the Black-Scholes valuation model are as follows:

	Year Ended December 31

	2003	2002	2001

Expected life of award	5 years	5 years	5 years
Volatility	1.5626	.6545	.7104
Risk-free interest rate	2.96%	3.825%	4.50%
Expected dividends yield	0%	0%	0%

12.     Related Party Transactions and Leases

      The Company leases certain properties from a partnership owned by related parties which includes the Company’s principal stockholders. The leases expire in 2017 and require stipulated rent increases every five years based on the Consumer Price Index. During 2002, the Company amended the leases. The annual rent was reduced to $800,000 from $1.1 million. Effective July 1, 2003, the partnership increased the rent to the original amount. The rent continues to be subject to an increase every five years based on the Consumer Price Index. All other terms and conditions of the lease remain unchanged. The Company is also obligated to pay the partnership any taxes related to the lease payments.

      Rent expense under the related party leases totaled approximately $986,000, $1,030,000 and $1,072,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company also leases certain property, vehicles, and equipment from nonrelated parties for which it incurred rent expense of approximately $388,000, $403,000 and $482,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum rentals (excluding taxes), by year, and in the aggregate under these noncancelable operating leases are as follows for the years ending December 31:

(In thousands)
2004	$1,327
2005	1,298
2006	1,214
2007	1,191
2008	1,152
Thereafter	9,325

$15,507

13.     Commitments and Contingencies

      The Company is involved from time to time through the ordinary course of business in certain claims, litigation, and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe there are any such contingencies at December 31, 2003 for which the eventual outcome would have a material adverse impact on the financial position, results of operations or liquidity of the Company.

      On April 16, 2001, Copeland Steel Erectors, Inc. brought suit in the Circuit Court of Orange County Florida against the Company’s subsidiary, Addison Steel, Inc., its surety bond and the surety bond of the

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general contractor, Clark Construction, for payment of additional costs incurred on the Airside 2 Base Terminal project in Orlando, Florida. Clark Construction was the general contractor to the owner, the Greater Orlando Aviation Authority. Addison Steel, Inc. was the structural steel subcontractor to Clark Construction. Copeland Steel Erectors, Inc. was Addison’s erection subcontractor. Copeland’s claim is for approximately $1.1 million of additional work caused by design deficiencies in the contract documents. Addison Steel, in turn, has brought a cross and third-party claim against Clark Construction for the Copeland claim as well as its own claim for additional work of approximately $400,000 for damages caused due to design deficiencies in the structural steel work. Clark Construction has submitted the claims of Addison (and its subcontractor) to the owner, the Greater Orlando Aviation Authority, as part of its much larger lawsuit in the same court in excess of $22.0 million for damages caused by the owner due to, among other things, design deficiencies, acceleration directives, extra costs, outstanding change orders and unpaid contract balance and retention. The owner disputed liability and claimed that Clark Construction and its subcontractors delayed the project and were not entitled to any additional monies. The Company believed it was entitled to payment of Addison’s claim and did not believe that it was liable under any potential counterclaim. In the fourth quarter of 2003, the matter was fully settled with Clark Construction making final payments to Addison Steel, Inc. and Copeland Steel Erectors, Inc. There was no material financial impact as a result of the settlement.

      On February 13, 2002, the Company’s subsidiary, Schuff Steel Company, instituted a lien foreclosure lawsuit against general contractor Peck/ Jones Construction Company, OC America and others, in Los Angeles County Court, State of California relating to structural steel work done on the Sherman Oaks Galleria Project in Sherman Oaks, California. Schuff Steel is currently owed the principal sum in excess of approximately $1.4 million in unpaid contract balance, retention and/or unpaid change orders by the general contractor for a total claim in excess of $2.4 million. Schuff Steel is also seeking interest, penalty interest, additional disruption costs, and attorneys’ fees and costs against this general contractor. Until February 2003, no back-charges had been claimed against Schuff Steel, and Peck/ Jones represented that it was simply in close–out negotiations with the owner. Peck/ Jones now has purportedly closed-out the project with the owner, and has asserted for the first time back-charges in excess of $1.0 million dollars against Schuff Steel Company. The Company believes that the back-charges are frivolous and will continue to vigorously pursue this matter to a satisfactory resolution. Trial is set to begin on July 12, 2004.

      On October 24, 2002, a union organizer and several employees brought a lawsuit against the Company’s subsidiary, Bannister Steel, in San Diego County Superior Court, State of California, alleging certain violations of the California wage and hour laws. The Company denies any knowing violation of the California wage and hour laws and believed the lawsuit was improperly brought as part of its union organizing efforts by the Ironworkers Local 627, Shopworkers (the “Union”). An organizing election was held in the fourth quarter of 2002 with the Union prevailing. Bannister objected to the election because the Union impermissibly influenced the election by sponsoring and pursuing the wage and labor lawsuit against Bannister. The Local Region of the National Labor Relations Board (“NLRB”) denied Bannister’s objections to the election in late February 2003. Bannister appealed that decision to the NLRB in Washington D.C. to pursue a new election. In June 2003, the Union, several employees and Bannister Steel reached a comprehensive settlement agreement of all outstanding matters. The settlement resulted in the recognition of the Union until the end of 2003, with an extension of a collective bargaining agreement until June 2006 upon approval by the San Diego Superior Court of the settlement and dismissal of the wage and hour lawsuit. Under the terms of the settlement, Bannister agreed to pay a class of current and former employees the sum of $120,000. The Company believes that this was a satisfactory resolution to the matter, given the time, expense and distraction of litigation. The Company has paid approximately $118,000 of the settlement as of December 31, 2003.

      On November 24, 2003, the Company’s subsidiary, Schuff Steel Company, initiated a lawsuit for approximately $1.3 million against Sverdrup/ Conco and its bonding companies, relating to structural steel work done on the Millbrae BART Station. Schuff and the general contractor, Sverdrup/ Conco (“S/ CO”), were severely impacted by the owner (BART), and the outside inspection agencies, in completing the work on

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the project. S/ CO has presented an approximate $6.0 million submission to the owner which included an approximately $1.0 million disruption claim by Schuff Steel. The owner has rejected the claim. S/ CO has also refused to pay Schuff Steel its contract balance and pending change orders of approximately $400,000. The Company will continue to vigorously pursue this matter to a satisfactory resolution.

      On April 2, 2003, Evans Welding Services Inc. Inc. brought suit in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina against the Company’s subsidiary, Addison Steel, Inc., its surety bond, the general contractor J.A. Jones Construction Company and its surety bonds and Starport I, LLC, the owner of the new Westin Hotel in Charlotte, North Carolina. J.A. Jones was the general contractor to the owner, Starport. Addison Steel was the structural steel subcontractor to J.A. Jones and Evans Welding was Addison’s erection subcontractor. Evans Welding’s claim is for approximately $300,000 of additional work on the project. Addison Steel has filed a cross claim and its own action, which has been consolidated with the Evans Welding lawsuit. Addison Steel seeks to enforce its lien and bond rights and is owed approximately $2.4 million from J.A. Jones for unpaid contract work, retention, change orders and claims. On September 25, 2003, J.A. Jones filed for bankruptcy. However, Addison Steel is continuing to pursue its lien and bond rights against the owner and J.A. Jones’ sureties. The sureties have asserted backcharges against Addison Steel for approximately $1.0 million. The Company believes that the back-charges are largely unsupported and/or related to Evans Welding and will continue to vigorously pursue this matter to a satisfactory resolution.

14.	Segment Reporting and Significant Customers

      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company makes key financial decisions based on certain operating results of its subsidiaries.

      The Company has organized its business units into four operating segments based on the nature of each segment’s type of construction activities and geographic location. These segments are Commercial — Pacific, Commercial — Southwest, Commercial — Southeast and Manufacturing — Other. The Commercial — Pacific, Commercial — Southwest and Commercial — Southeast segments offer integrated steel design-build, engineering, detailing, fabrication and erection services in their respective regions of the United States. The Manufacturing — Other segment manufactures various products for the oil, gas and petrochemical industries and short- and long-span joists and girders. The Manufacturing — Other segment’s products are sold throughout the United States, but primarily in the US Sunbelt.

      The accounting policies of the segments are the same as those described in Note 2. All intersegment revenues and expenses are eliminated during consolidation. Segment information as reviewed by the Company is as follows:

	Year Ended December 31, 2003

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(In thousands)
Revenues from external customers	$25,231	$85,091	$32,358	$31,565	$174,245
Revenues from other segments	—	2,614	176	4,837	7,627
Gross profit	945	11,700	3,188	6,515	22,348
Interest expense	1,854	1,902	3,596	3,402	10,754
Depreciation and amortization	468	1,333	809	1,549	4,159
Operating (loss) income	(2,150)	1,409	(1,731)	1,185	(1,287)
Total assets	17,226	77,704	37,096	43,994	176,020

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(In thousands)
Revenues from external customers	$37,010	$102,253	$51,328	$40,394	$230,985
Revenues from other segments	—	2,685	—	4,993	7,678
Gross profit	5,876	9,202	9,776	7,607	32,461
Interest expense	1,941	2,420	3,596	3,275	11,232
Depreciation and amortization	393	1,694	837	1,503	4,427
Operating income	3,087	158	3,983	1,606	8,834
Total assets	21,292	88,527	40,193	46,968	196,980

	Year Ended December 31, 2001

	Commercial			Manufacturing

	Pacific	Southwest	Southeast	Other	Total

	(In thousands)
Revenues from external customers	$31,644	$99,691	$54,996	$47,730	$234,061
Revenues from other segments	—	690	—	5,804	6,494
Gross profit	5,545	10,552	12,093	16,126	44,316
Interest expense	1,909	2,868	3,628	3,302	11,707
Depreciation and amortization	771	1,966	1,635	2,280	6,652
Operating income, excluding goodwill amortization	3,214	801	4,449	7,484	15,948
Total assets	27,333	73,516	51,216	54,152	206,217

Reconciliation of Revenues	2003	2002	2001

	(In thousands)
Total external revenues for reportable segments	$174,245	$230,985	$234,061
Intersegment revenues for reportable segments	7,627	7,678	6,494
Elimination of intersegment revenues	(7,627)	(7,678)	(6,494)

Total consolidated revenues	$174,245	$230,985	$234,061

Reconciliation of Interest Expense	2003	2002	2001

	(In thousands)
Total interest expense for reportable segments	$10,754	$11,232	$11,707
Elimination of intersegment interest expense	(643)	(690)	(832)

Total consolidated interest expense	$10,111	$10,542	$10,875

Reconciliation of Total Assets	2003	2002	2001

	(In thousands)
Total assets for reportable segments	$176,020	$196,980	$206,217
Elimination of intercompany receivables	(30,910)	(33,792)	(21,989)
Elimination of investment in subsidiaries	(15,147)	(15,147)	(13,447)
Other adjustments	319	304	320

Total consolidated assets	$130,282	$148,345	$171,101

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, 2002 and 2001, the Company did not have revenues from any one customer that were in excess of 10 percent.

      During the years ended December 31, 2003, 2002 and 2001, the Company’s revenues included approximately $424,000, $59,000 and $235,000, respectively, relating to projects carried out internationally for which there were no outstanding amounts in accounts receivable at December 31, 2003 and 2002.

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

      The condensed consolidating financial information for the parent and its subsidiary guarantors as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is as follows:

	December 31, 2003

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash and cash equivalents	$7,896	$(266)	$15	$7,645
Receivables	1	49,374	(452)	48,923
Property and equipment, net	413	23,981	—	24,394
Goodwill, net	—	16,810	305	17,115
Other assets	33,146	44,665	(45,606)	32,205

Total assets	$41,456	$134,564	$(45,738)	$130,282

Current liabilities	$28,244	$34,279	$(30,896)	$31,627
Long-term debt	(3,000)	90,040	—	87,040
Other non-current liabilities	(91)	2,221	—	2,130

Total liabilities	25,153	126,540	(30,896)	120,797
Stockholders’ equity	16,303	8,024	(14,842)	9,485

Total liabilities and stockholders’ equity	$41,456	$134,564	$(45,738)	$130,282

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(In thousands)
Cash and cash equivalents	$11,729	$(974)	$—	$10,755
Receivables	—	63,187	(782)	62,405
Property and equipment, net	39	27,093	—	27,132
Goodwill, net	—	16,810	305	17,115
Other assets	26,526	52,569	(48,157)	30,938

Total assets	$38,294	$158,685	$(48,634)	$148,345

Current liabilities	$31,824	$40,047	$(33,792)	$38,079
Long-term debt, less current portion	(8,960)	100,130	–	91,170
Other non-current liabilities	—	3,742	—	3,742

Total liabilities	22,864	143,919	(33,792)	132,991
Stockholders’ equity	15,430	14,766	(14,842)	15,354

Total liabilities and stockholders’ equity	$38,294	$158,685	$(48,634)	$148,345

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$–	$181,871	$(7,626)	$174,245
Cost of revenues	–	159,523	(7,626)	151,897

Gross profit	–	22,348	–	22,348
General and administrative expenses	749	22,886	–	23,635

Operating loss	(749)	(538)	–	(1,287)
Interest expense	128	(10,881)	642	(10,111)
Other income	1,863	610	(642)	1,831

Income (loss) before income tax (provision) benefit and minority interest	1,242	(10,809)	–	(9,567)
(Provision) benefit for income taxes	(489)	3,994	–	3,505

Income (loss) before minority interest	753	(6,815)	–	(6,062)
Minority interest	–	72	–	72

Net income	$753	$(6,743)	$–	$(5,990)

Operating activities, net	$(306)	$1,241	$15	$950

Investing activities:
Acquisitions of property, plant and equipment	(442)	(1,066)	–	(1,508)
Proceeds from disposals of property, plant and equipment	–	565	–	565
Other	(178)	(32)	–	(210)

	(620)	(533)	–	(1,153)

Financing activities:
Principal payments on long-term debt	(2,777)	–	–	(2,777)
Other	(130)	–	–	(130)

	(2,907)	–	–	(2,907)

Increase (decrease) in cash and cash equivalents	$(3,833)	$708	$15	$(3,110)

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$—	$238,663	$(7,678)	$230,985
Cost of revenues	—	206,202	(7,678)	198,524

Gross profit	—	32,461	—	32,461
General and administrative expenses	349	23,278	—	23,627

Operating (loss) income	(349)	9,183	—	8,834
Interest expense	(32)	(11,200)	(690)	(10,542)
Other income	1,357	942	(690)	1,609

Income (loss) before income tax (provision) benefit, minority interest and cumulative effect of a change in accounting principle	976	(1,075)	—	(99)
Income tax (provision) benefit	(147)	434	—	287

Income (loss) before minority interest and cumulative effect of a change in accounting principle	829	(641)	—	188
Minority interest	—	32	—	32

Income (loss) before a cumulative effect of change in accounting principle	829	(609)	—	220
Cumulative effect of a change in accounting principle	—	(29,591)	—	(29,591)

Net income (loss)	$829	$(30,200)	—	$(29,371)

Operating activities, net	$11,303	$(619)	—	$10,684

Investing activities:
Acquisitions of property, plant and equipment	(35)	(936)	—	(971)
Proceeds from disposals of property, plant and equipment	—	194	—	194
Other	(833)	1,046	—	213

	(868)	304	—	(564)

Financing activities:
Principal payments on revolving line of credit and long-term debt	(3,613)	—	—	(3,613)
Other	(488)	150	—	(338)

	(4,101)	150	—	(3,951)

Increase (decrease) in cash and cash equivalents	$6,334	$(165)	—	$6,169

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

		Subsidiary		Schuff
	Parent	Guarantors	Eliminations	Consolidated

	(In thousands)
Revenues	$—	$240,555	$(6,494)	$234,061
Cost of revenues	—	196,239	(6,494)	189,745

Gross profit	—	44,316	—	44,316
General and administrative expenses	484	27,884	—	28,368
Goodwill amortization	—	2,165	—	2,165

Operating (loss) income	(484)	14,267	—	13,783
Interest expense	(65)	(11,642)	832	(10,875)
Other income	558	1,878	(832)	1,604

Income before income taxes	9	4,503	—	4,512
Provision for income taxes	8	2,029	—	2,037

Net income	$1	$2,474	$—	$2,475

Operating activities, net	$6,934	$(3,713)	$—	$3,221

Investing activities:
Acquisitions of property, plant and equipment	(8)	(4,352)	—	(4,360)
Proceeds from disposals of property, plant and equipment	—	154	—	154
Other	(12,272)	12,176	—	(96)

	(12,280)	7,978	—	(4,302)

Financing activities:
Proceeds from revolving line of credit and long-term debt	1,689	—	—	1,689
Principal payments on revolving line of credit and long-term debt	(5,913)	(1,390)	—	(7,303)
Other	14,967	(14,759)	—	208

	10,743	(16,149)	—	(5,406)

Increase (decrease) in cash and cash equivalents	$5,397	$(11,884)	$—	$(6,487)

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

SCHUFF INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Quarterly Results of Operations (Unaudited)

      A summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 follows (in thousands, except for per share amounts):

	2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$50,240	$39,992	$38,150	$45,863
Gross profit	7,291	4,878	4,415	5,764
Net loss	(410)	(1,626)	(2,688)	(1,266)
Loss per share:
Basic	$(0.06)	$(0.23)	$(0.38)	$(0.18)
Diluted	(0.06)	$(0.23)	$(0.38)	$(0.18)
Weighted average number of shares outstanding:
Basic	6,979	6,997	7,025	7,034
Diluted	6,979	6,997	7,025	7,034

	2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues	$51,096	$51,899	$62,021	$65,969
Gross profit	8,504	6,976	8,764	8,217
Income (loss) before cumulative effect of a change in accounting principle	91	(931)	470	590
Cumulative effect of a change in accounting principle	(29,591)	—	—	—
Net (loss) income	(29,500)	(931)	470	590
Basic (loss) income per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.01	$(0.13)	$0.06	$0.08
Cumulative effect per share of a change in accounting principle	(4.07)	—	—	—

(Loss) income per share	$(4.06)	$(0.13)	$0.06	$0.08

Diluted (loss) income per share:
Income (loss) per share before cumulative effect of a change in accounting principle	$0.01	$(0.13)	$0.06	$0.08
Cumulative effect per share of a change in accounting principle	(4.07)	—	—	—

(Loss) income per share	$(4.06)	$(0.13)	$0.06	$0.08

Weighted average number of shares outstanding:
Basic	7,263	7,273	7,268	6,994
Diluted	7,263	7,273	7,268	6,994

      The 2003 and 2002 quarterly results for basic and diluted (loss) income per share, when totaled, may not equal the basic and diluted (loss) income per share for the years ended December 31, 2003 and 2002. These variances are due to rounding, certain options being antidilutive for certain quarters but not for the year and the purchase of a large number of treasury shares in the fourth quarter of 2002.