Form 10-Q
period 2004-03-31
SCHUFF INTERNATIONAL INC
filed 2004-05-14
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [  ]                No [X]

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of May 6, 2004, there were 7,063,122 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31	December 31
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,129	$7,645
Restricted funds on deposit	7,530	7,513
Receivables	62,743	48,923
Income tax receivable	1,876	2,491
Costs and recognized earnings in excess of billings on uncompleted contracts	11,875	10,723
Inventories	6,156	4,374
Deferred tax asset	2,467	2,695
Prepaid expenses and other current assets	653	736

Total current assets	94,429	85,100
Property and equipment, net	23,669	24,394
Goodwill, net	17,115	17,115
Other assets	3,549	3,673

	$138,762	$130,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,931	$11,946
Accrued payroll and employee benefits	3,835	3,400
Accrued interest	3,090	798
Other accrued liabilities	5,740	7,019
Billings in excess of costs and recognized earnings on uncompleted contracts	9,330	8,464

Total current liabilities	39,926	31,627
Long-term debt, less current portion	87,040	87,040
Deferred income taxes	1,500	1,728
Other liabilities	349	356
Minority interest	43	46
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,498,922 and 7,472,757 issued and 7,063,122 and 7,036,957 outstanding, respectively	7	7
Additional paid-in capital	15,405	15,369
Accumulated deficit	(4,852)	(5,235)
Treasury stock - 435,800 shares, at cost	(656)	(656)

Total stockholders’ equity	9,904	9,485

	$138,762	$130,282

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31
	2004	2003
	(in thousands, except per share data)
Revenues	$58,075	$50,240
Cost of revenues	49,160	42,948

Gross profit	8,915	7,292
General and administrative expenses	5,966	5,996

Operating income	2,949	1,296
Interest expense	(2,468)	(2,500)
Other income	34	384

Income (loss) before income taxes and minority interest	515	(820)
Income tax (provision) benefit	(139)	389

Income (loss)before minority interest	376	(431)
Minority interest in loss of subsidiaries	7	21

Net income (loss)	$383	$(410)

Income (loss) per share:
Basic	$0.05	$(0.06)

Diluted	$0.05	$(0.06)

Weighted average shares used in computation:
Basic	7,053	6,979

Diluted	7,053	6,979

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31
	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$383	$(410)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,006	1,046
Gain from extinguishment of debt	—	(182)
Gain on disposal of property and equipment	(8)	(104)
Stock awards	12	10
Minority interest in loss of subsidiaries	(7)	(21)
Minority interest	36	—
Changes in operating assets and liabilities:
Restricted funds on deposit	(17)	—
Receivables	(13,820)	15,134
Costs and recognized earnings in excess of billings on uncompleted contracts	(1,152)	2,434
Inventories	(1,782)	117
Prepaid expenses and other assets	83	40
Accounts payable	5,985	(4,744)
Accrued payroll and employee benefits	435	(777)
Accrued interest	2,292	2,357
Other accrued liabilities	(1,279)	(446)
Billings in excess of costs and recognized earnings on uncompleted contracts	866	(5,618)
Income taxes receivable/payable	615	(547)
Other liabilities	(7)	(968)

Net cash (used in) provided by operating activities	(6,359)	7,321
Investing activities
Acquisition of property and equipment	(176)	(123)
Proceeds from disposals of property and equipment	8	150
Decrease in other assets	19	38

Net cash (used in) provided by investing activities	(149)	65
Financing activities
Principal payments on long-term debt	—	(798)
Distribution to minority shareholder	(32)	—
Proceeds from the issuance of common stock	24	55

Net cash used in financing activities	(8)	(743)
(Decrease) increase in cash and cash equivalents	(6,516)	6,643
Cash and cash equivalents at beginning of period	7,645	10,755

Cash and cash equivalents at end of period	$1,129	$17,398

See notes to consolidated financial statements.

Schuff International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2004 and 2003

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended
	March 31
	2004	2003
	(in thousands)
Net income (loss) as reported	$383	$(410)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	40	94

Pro forma net income (loss)	$343	$(504)

Income (loss) per share-basic-as reported	$0.05	$(0.06)

Pro forma income (loss) per share—basic	$0.05	$(0.07)

Income (loss) per share-diluted-as reported	$0.05	$(0.06)

Pro forma income (loss) per share—diluted	$0.05	$(0.07)

3. Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

4. New Accounting Pronouncements

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46 (Revised 2003) in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 15, 2004. The Company does not have any variable interest entities and the adoption of FIN No. 46(R) did not impact its financial position or results of operations.

5. Receivables

Receivables consist of the following at:

	March 31	December 31
	2004	2003
	(in thousands)
Contract receivables:
Contracts in progress	$49,789	$36,433
Unbilled retentions	12,670	12,578
Allowance for doubtful accounts	(214)	(227)

	62,245	48,784
Other receivables	498	139

	$62,743	$48,923

6. Inventories

Inventories consist of the following at:

	March 31	December 31
	2004	2003
	(in thousands)
Raw materials	$6,037	$4,266
Finished goods	119	108

	$6,156	$4,374

7. Line of Credit

On August 13, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum aggregate amount of $15.0 million to the Company and cause the issuance of letters of credit in the maximum amount of $11.5 million for the Company’s account. The facility under the Credit and Security Agreement replaces the Company’s credit facility under the Credit Agreement, dated June 30, 1998, as amended, between the Company and Wells Fargo Bank, N.A. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety and workers compensation insurance carrier. At March 31, 2004, the Company had no borrowings but had $9.9 million of outstanding letters of credit issued under its line of credit. These letters of credit are secured by cash held in an escrow account, which is classified as restricted funds on deposit on the March 31, 2004 balance sheet.

The new credit facility is secured by a first priority, perfected security interest in all of the Company’s assets and its present and future subsidiaries. The interest rate is prime plus 1.50%. The credit facility contains covenants that, among other things, limit the Company’s ability to pay cash dividends or make other distributions; repurchase its Senior Notes; incur additional indebtedness; change its business; and merge, consolidate or dispose of material portions of its assets. The security agreements pursuant to which the Company’s assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The new credit facility requires that the Company maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At March 31, 2004, the Company was in compliance with these credit facility covenants.

8. Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended
	March 31
	2004	2003
	(in thousands, except per
	share data)
Numerator:
Net income (loss)	$383	$(410)

Denominator for basic income (loss) per share:
Weighted average shares	7,053	6,979
Effect of dilutive securities:
Employee and director stock options	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	7,053	6,979

Income (loss) per share:
Basic	$0.05	$(0.06)

Diluted	$0.05	$(0.06)

Options to purchase 984,125 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three months ended March 31, 2004 but were not included in the computation of diluted net loss per share because the weighted average share price was less than the option price. Options to purchase 1,102,000 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted net income per share because the options would be anti-dilutive due to the net loss.

9. Gains on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) during the three months ended March 31, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs.

10. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the three months ended March 31, 2004.

On April 2, 2003, Evans Welding Services Inc. brought suit in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina against the Company’s subsidiary, Addison Steel, Inc., its surety bond, the general contractor J.A. Jones Construction Company and its surety bonds and Starport I, LLC, the owner of the new Westin Hotel in Charlotte, North Carolina. J.A. Jones was the general contractor to the owner, Starport. Addison Steel was the structural steel subcontractor to J.A. Jones and Evans Welding was Addison’s erection subcontractor. Evans Welding’s claim was for approximately $300,000 of additional work on the project. Addison Steel filed a cross claim and its own action, which was consolidated with the Evans Welding lawsuit. Addison Steel sought to enforce its lien and bond rights and was owed approximately $2.4 million from J.A. Jones for unpaid contract work, retention, change orders and claims. On September 25, 2003, J.A. Jones filed for bankruptcy. However, Addison Steel continued to pursue its lien and bond rights against the owner and J.A. Jones’ sureties. The sureties asserted backcharges against Addison Steel for approximately $1.0 million. On April 9, 2004, the Company reached a settlement in which the sureties agreed to pay Addison Steel approximately $1.5 million by May 30, 2004. As part of the settlement, Addison Steel paid Evans Welding Services $100,000 on April 15, 2004.

The Company does not believe there were any material changes to the other contingencies existing at December 31, 2003, as listed in the Company’s Annual Report on Form 10-K, for which the eventual outcome could have a material adverse impact on the Company.

12. Segment Information

	Three Months Ended March 31, 2004
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$8,795	$31,897	$6,114	$11,269	$58,075
Intersegment revenues	—	462	418	888	1,768
Gross profit	675	4,709	1,097	2,434	8,915
Operating (loss) income	(52)	2,003	(16)	1,014	2,949

	Three Months Ended March 31, 2003
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$6,428	$26,297	$8,711	$8,804	$50,240
Intersegment revenues	—	203	—	1,829	2,032
Gross profit	899	2,725	1,595	2,073	7,292
Operating income	98	227	328	643	1,296

13. Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2004 and 2003 equaled net loss for the corresponding periods.

14. Backlog

The Company’s backlog was $100.1 million ($43.0 million under contracts or purchase orders and $57.1 million under letters of intent) at March 31, 2004. The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $46.0 million, representing 45.9 percent of the Company’s backlog at March 31, 2004, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Developments

On April 30, 2004, our Chairman of the Board, David A. Schuff, and our President and Chief Executive Officer, Scott A. Schuff, and their affiliates (“the Schuffs”) caused Schuff Acquisition Corp., an Arizona corporation wholly owned by the Schuffs, to commence a tender offer to acquire all of the outstanding shares of common stock of Schuff International (the “Shares”) not owned by the stockholders of Schuff Acquisition Corp. for $2.17 in cash per Share. In response to the tender offer, a special committee of the independent directors on Schuff International’s Board was formed to review and evaluate the tender offer. Following an evaluation and review of the tender offer by the special committee, and subsequent discussions with the Schuffs, on May 12, 2004, the Schuffs agreed to cause Schuff Acquisition Corp. to increase its tender offer to $2.30 in cash per Share. All other terms and conditions of the tender offer will remain the same. The revised tender offer will remain open until 5:00 p.m., Denver time, on Friday, May 28, 2004, unless the offer is extended.

Currently, the Schuffs own 71.1% of the common stock of Schuff International. If all of the conditions of the tender offer are met or waived, the Schuffs will transfer all of their outstanding Shares to Schuff Acquisition Corp., making Schuff Acquisition Corp. the holder of at least 90% of the outstanding shares. As the holder of at least 90% of the outstanding Shares, Schuff Acquisition Corp. intends to merge Schuff International into Schuff Acquisition Corp. in a “short-form” merger. As permitted under Delaware Corporations Law, this merger will be effected without the approval of Schuff International’s Board of Directors. As a result of the merger, the common stock of Schuff International would no longer trade on the American Stock Exchange. Schuff Acquisition Corp. commenced the tender offer without obtaining the prior approval of the board of directors or stockholders of Schuff International, although neither of such approvals was required for the commencement and consummation of the tender offer.

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

During the first quarter of 2004, the commercial and industrial construction industry, which includes commercial steel fabrication and erection along with joist manufacturing, began to experience less difficult conditions as a result of the improving macroeconomic climate offset by higher steel costs due to increased foreign demand for scrap steel. These factors, as well as continued pricing pressure from local and regional competitors, resulted in a larger number of small projects with lower gross margins being awarded that increased our capacity utilization and helped to cover our fixed operating costs.

Revenues

Revenues increased by 15.6 percent to $58.1 million for the three months ended March 31, 2004 from $50.2 million for the three months ended March 31, 2003. The increase in revenues was primarily a result of a large amount of work being completed in the three months ended March 31, 2004 on a large casino project in Southern California along with being awarded a large number of smaller projects. The average revenues for our ten largest revenue generating projects in the three month period ended March 31, 2004 were $2.5 million versus $1.8 million in the three month period ended March 31, 2003. The increase in the average revenues was primarily due to the large casino project in Southern California that generated approximately $10.1 million in revenue in the three months ended March 31, 2004.

•	Revenues for the Commercial-Pacific segment increased by 36.8% to $8.8 million for the three months ended March 31, 2004 from $6.4 million for the three months ended March 31, 2003 primarily because of an increase in the number of projects awarded to this segment due to the increased commercial construction activity in the region and less competition from Los Angeles-based companies.

•	Revenues for the Commercial-Southwest segment increased by 21.3% to $31.9 million for the three months ended March 31, 2004 from $26.3 million for the three months ended March 31, 2003 primarily because of increased activity on the Cardinals Stadium project along with casino projects in Southern California and Las Vegas.

•	Revenues for the Commercial-Southeast segment decreased by 29.8% to $6.1 million for the three months ended March 31, 2004 from $8.7 million for the three months ended March 31, 2003 primarily because of the continued regional economic downturn and intense competition for the projects that became available to bid.

•	Revenues for the Manufacturing-Other segment increased by 28.0% to $11.3 million for the three months ended March 31, 2004 from $8.8 million for the three months ended March 31, 2003 primarily because of the increased activity in the industrial construction market along with improvement in pricing in the joist market.

Gross Profit

Gross profit increased by 22.3 percent to $8.9 million for the three month period ended March 31, 2004, from $7.3 million for the three month period ended March 31, 2003. As a percentage of revenues, gross profit increased to 15.4 percent for the three month period ended March 31, 2004, from 14.5 percent for the three month period ended March 31, 2003. The increases were primarily attributable to:

•	Gross profit for the Commercial-Pacific segment decreased by 24.9% to $675,000 for the three months ended March 31, 2004 from $899,000 for the three months ended March 31, 2003 primarily because of the lower margin projects that were awarded late in 2003 which were completed in the three months ended March 31, 2004. We were awarded lower margin projects in 2003 due to increased competition from fabricators outside of the region.

•	Gross profit for the Commercial-Southwest segment increased by 72.8% to $4.7 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003 primarily because of the large Cardinals Stadium project and the casino projects in Southern California and Las Vegas. The casino projects were not in our project mix and there was no work being performed on the Cardinals Stadium in the three months ended March 31, 2003.

•	Gross profit for the Commercial-Southeast segment decreased by 31.2% to $1.1 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003 primarily because of the continued economic downturn in the region and the apparent continued willingness of local competitors to bid and complete projects at or below their cost.

•	Gross profit for the Manufacturing-Other segment increased by 17.4% to $2.4 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003, primarily because of obtaining a higher number of projects in the petro-chemical industry, which had higher margins over the previous year. Additionally, the joist market has begun to experience improved pricing and gross margins.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended March 31, 2004 and 2003. General and administrative expenses as a percentage of revenues decreased to 10.3 percent for the three months ended March 31, 2004, from 11.9 percent for the three months ended March 31, 2003. The decrease was primarily due to increased revenues in 2004. We are still making a concerted effort to contain costs while supporting the increase in our revenues. However, due to the tender offer discussed above, we do anticipate that our general and administrative costs will increase in the second quarter for costs related to the special committee.

Interest Expense

Interest expense was $2.5 million for the three months ended March 31, 2004 and 2003. Interest expense is primarily attributable to our remaining $90.0 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $34,000 for the three months ended March 31, 2004 from $384,000 for the three months ended March 31, 2003. The decrease in other income was primarily due to the $182,000 gain on extinguishment of debt and the $104,000 gain on the disposal of property and equipment that occurred in 2003 but not in 2004.

Income Tax Provision

Income tax provision was $139,000, which reflects a 27.0 percent effective tax rate for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2004 was lower than the statutory rates primarily because it was reduced by available federal and state research and development tax credits which was partially offset by state income taxes and the effect of permanent tax differences. Income tax benefit was $389,000, which reflects a 47.4 percent effective tax rate, for the three months ended March 31, 2003. The effective tax rate was higher for purposes of calculating the tax benefit than the federal statutory rate due to the recognition of federal research and development tax credits for book purposes which was partially offset by state income taxes and the effect of permanent tax differences.

Backlog

Backlog decreased 11.6 percent to $100.1 million ($43.0 million under contracts or purchase orders and $57.1 million under letters of intent) at March 31, 2004 from $113.3 million ($42.3 million under contracts or purchase orders and $71.0 million under letters of intent) at December 31, 2003. The decrease in backlog compared to December 31, 2003 was due to projects being completed faster than they were replaced due to the smaller projects that were added during the quarter ended March 31, 2004.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

Cash Used in or Provided by Operating Activities

Cash flow from operating activities is the principal source of cash used to fund our operating expenses, interest payments on debt, and capital expenditures. Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate cash through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our credit facilities to meet our working capital needs. We believe that our existing borrowing availability together with cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

We are required to make semi-annual interest payments on our 10½% Senior Notes on June 1st and December 1st of each year. Based upon the March 31, 2004 Senior Note balance of $87.0 million, we anticipate that our semi-annual interest payments will be $4.6 million each.

Net cash used in operations in the three months ended March 31, 2004 was $6.4 million versus net cash provided by operations in the three months ended March 31, 2003 of $7.3 million. Cash flow from operations was down in the three months ended March 31, 2004 due to the increase in expenditures to support the increase in revenue activity from the Cardinals Stadium and other large casino projects in Southern California and Las Vegas. We will continue our efforts to collect outstanding retention receivables on completed projects, effectively manage our inventory levels and keep our required overhead increases to a minimum.

Cash Used in or Provided by Investing Activities

Net cash used in investing activities totaled $149,000 in the three months ended March 31, 2004 versus net cash provided by investing activities of $65,000 in the three months ended March 31, 2003. The increase in cash used in investing activities in 2004 from 2003 is primarily related to increased capital expenditures and decreased proceeds from disposals of property and equipment. Our capital expenditures are primarily for new and replacement fabrication equipment at each of our segments.

We estimate that our capital expenditures for 2004 will be approximately $1.3 million in addition to the $176,000 that has been expended as of March 31, 2004. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Cash Used in Financing Activities

Net cash used by financing activities was $8,000 in the three months ended March 31, 2004 versus $743,000 in the three months ended March 31, 2003. We did not repurchase any of our Senior Notes at a discount on the open market in the three months ended March 31, 2004.

We had the following contractual obligations outstanding as of March 31, 2004:

	Payments Due by Period
	(in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$87,040	$—	$—	$87,040	$—
Operating Leases	15,163	1,309	2,484	2,330	9,040

Total Contractual Cash Obligations	$102,203	$1,309	$2,484	$89,370	$9,040

We had the following commercial commitments outstanding as of March 31, 2004:

	Amount of Commitment Expiration Per Period
	(in thousands)
	Total
	Amounts	Less than 1
	Committed	year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$9,891	$9,891	$—	$—	$—

Total Commercial Commitments	$9,891	$9,891	$—	$—	$—

Performance bonds issued on our behalf as of March 31, 2004 totaled $12.8 million. The performance bonds were required by various general contractors to guarantee our performance on projects.

Long-term Debt

On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10 1/2% Senior Notes due 2008 (“Senior Notes”). The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During the three months ended March 31, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market. We recognized a gain of $182,000 during the three months ended March 31, 2003 on the repurchase of our Senior Notes. At March 31, 2004, the Company was in compliance with all covenants under our Senior Notes.

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

Line of Credit

On August 13, 2003, we signed a new $15.0 million credit facility agreement with Wells Fargo Credit, Inc. (the “Bank”). The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety and workers’ compensation insurance carrier. At March 31, 2004, we had no outstanding borrowings under our credit facility.

The new credit facility is secured by a first priority, perfected security interest in all of our assets and our present and future subsidiaries. The interest rate is prime plus 1.50%. The credit facility contains covenants that, among other things, limit our ability to pay cash dividends or make other distributions; repurchase our Senior Notes; incur additional indebtedness; change our business; and merge, consolidate or dispose of material portions of our assets. The security agreements pursuant to which our assets are pledged prohibit any further pledge of such assets without the written consent of the bank.

The new credit facility requires that we maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At March 31, 2004, we were in compliance with all of these credit facility covenants.

At March 31, 2004, we had no outstanding borrowings under our line of credit, with approximately $5.1 million available for borrowings.

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

These letters of credit are secured by cash held in an investment account, which is classified as restricted funds on deposit on the March 31, 2004 balance sheet. The Bank has required us to deposit cash into an investment account to support the issuance of our standby letters of credit issued under our $15.0 million credit facility. Under the credit facility agreement, the first $5.0 million of standby letters of credit issued require us to deposit cash totaling 100% of the value of those standby letters of credit. When the amount of standby letters of credit issued exceeds $5.0 million, we are required to deposit cash totaling 75% of the total outstanding standby letters of credit.

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

Off-Balance Sheet Arrangements

The nature of our off-balance sheet arrangements at March 31, 2004 includes letters of credit of $9.9 million, performance bonds of $12.8 million, and operating leases of approximately $15.2 million. These items are more fully discussed earlier in this section.

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

Dependence on Construction Industry

We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity does not continue to improve in our principal markets, our business, financial condition and results of operations could be adversely affected.

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

Fluctuating Quarterly Results of Operations

We have experienced, and in the future expect to continue to experience, substantial variations in our results of operations because of a number of factors, many of which are outside our control. In particular, our operating results may vary because of downturns in one or more segments of the building construction industry, changes in economic conditions, our failure to obtain, or delays in awards of, major projects, the cancellation of major projects, changes in construction schedules for major projects or our failure to timely replace projects that have been completed or are nearing completion. In addition, from time to time, we have disputes with our customers concerning change orders to our contracts. To the extent such disputes are not resolved on a timely basis, our results of operations may be affected. Any of these factors could result in the periodic inefficient or underutilization of our resources and could cause our operating results to fluctuate significantly from period to period, including on a quarterly basis.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $46.0 million, representing 45.9 percent of our backlog at March 31, 2004, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated.

Fixed Price Contracts

Most of our $100.1 million backlog at March 31, 2004 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Among other matters, this Quarterly Report on Form 10-Q includes forward-looking statements relating to our estimated capital expenditures for 2004, our belief that we have sufficient liquidity through our present resources and the existence of our bank credit facility to meet our near-term operating needs, our belief that our gross profit could be negatively impacted by rising steel prices, and our anticipated business operations in future periods. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At March 31, 2004, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

We are potentially exposed to market risk associated with changes in interest rates primarily as a result of our initial $100.0 million 10-1/2% fixed rate Senior Notes in the original principal amount of $100.0 million, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $87.0 million in principal amount of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by us in the reports we file or submit under the Exchange Act within the time periods specified in the SEC’s rules and forms. There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 5. Other Information

On April 30, 2004, our Chairman of the Board, David A. Schuff, and our President and Chief Executive Officer, Scott A. Schuff, and their affiliates (“the Schuffs”) caused Schuff Acquisition Corp., an Arizona corporation wholly owned by the Schuffs, to commence a tender offer to acquire all of the outstanding shares of common stock of Schuff International (the “Shares”) not owned by the stockholders of Schuff Acquisition Corp. for $2.17 in cash per Share. In response to the tender offer, a special committee of the independent directors on Schuff International’s Board was formed to review and evaluate the tender offer. Following an evaluation and review of the tender offer by the special committee, and subsequent discussions with the Schuffs, on May 12, 2004, the Schuffs agreed to cause Schuff Acquisition Corp. to increase its tender offer to $2.30 in cash per Share. All other terms and conditions of the tender offer will remain the same. The revised tender offer will remain open until 5:00 p.m., Denver time, on Friday, May 28, 2004, unless the offer is extended.

Currently, the Schuffs own 71.1% of the common stock of Schuff International. If all of the conditions of the tender offer are met or waived, the Schuffs will transfer all of their outstanding Shares to Schuff Acquisition Corp., making Schuff Acquisition Corp. the holder of at least 90% of the outstanding shares. As the holder of at least 90% of the outstanding Shares, Schuff Acquisition Corp. intends to merge Schuff International into Schuff Acquisition Corp. in a “short-form” merger. As permitted under Delaware Corporations Law, this merger will be effected without the approval of Schuff International’s Board of Directors. As a result of the merger, the common stock of Schuff International would no longer trade on the American Stock Exchange. Schuff Acquisition Corp. commenced the tender offer without obtaining the prior approval of the board of directors or stockholders of Schuff International, although neither of such approvals was required for the commencement and consummation of the tender offer.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated March 11, 2004 pursuant to Items 7 and 9 to announce that the Company had issued a press release on March 11, 2004 announcing its financial results for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.
Date: May 14, 2004	By:	/s/ Michael R. Hill
Michael R. Hill
Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)