Form 10-Q
period 2004-06-30
SCHUFF INTERNATIONAL INC
filed 2004-08-11
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐ No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of August 9, 2004, there were 7,063,122 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30	December 31
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,348	$7,645
Restricted funds on deposit	7,451	7,513
Receivables	56,868	48,923
Income tax receivable	1,640	2,491
Costs and recognized earnings in excess of billings on uncompleted contracts	12,467	10,723
Inventories	6,917	4,374
Deferred tax asset	2,467	2,695
Prepaid expenses and other current assets	629	736

Total current assets	93,787	85,100
Property and equipment, net	22,919	24,394
Goodwill, net	17,115	17,115
Other assets	3,423	3,673

	$137,244	$130,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,251	$11,946
Accrued payroll and employee benefits	4,743	3,400
Accrued interest	777	798
Other accrued liabilities	6,097	7,019
Billings in excess of costs and recognized earnings on uncompleted contracts	12,068	8,464

Total current liabilities	37,936	31,627
Long-term debt	87,040	87,040
Deferred income taxes	1,500	1,728
Other liabilities	342	356
Minority interest	26	46
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,498,922 and 7,472,757 issued and 7,063,122 and 7,036,957 outstanding, respectively	7	7
Additional paid-in capital	15,405	15,369
Accumulated deficit	(4,356)	(5,235)
Treasury stock - 435,800 shares, at cost	(656)	(656)

Total stockholders’ equity	10,400	9,485

	$137,244	$130,282

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$59,472	$39,992	$117,547	$90,232
Cost of revenues	49,242	35,141	98,445	78,121

Gross profit	10,230	4,851	19,102	12,111
General and administrative expenses	7,279	5,442	13,202	11,407

Operating income (loss)	2,951	(591)	5,900	704
Interest expense	(2,416)	(2,475)	(4,884)	(4,975)
Other income	92	121	126	505

Income (loss) before income taxes and minority interest	627	(2,945)	1,142	(3,766)
Income tax (provision) benefit	(148)	1,311	(287)	1,701

Income (loss) before minority interest	479	(1,634)	855	(2,065)
Minority interest in loss of subsidiaries	17	8	24	29

Net income (loss)	$496	$(1,626)	$879	$(2,036)

Income (loss) per share:
Basic	$0.07	$(0.23)	$0.12	$(0.29)

Diluted	$0.07	$(0.23)	$0.12	$(0.29)

Weighted average shares used in computation:
Basic	7,063	6,997	7,058	6,988

Diluted	7,063	6,997	7,058	6,988

See notes to condensed consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30
	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$879	$(2,036)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,929	2,099
Gain from extinguishment of debt	—	(182)
Loss (gain) on disposal of property and equipment	1	(98)
Stock compensation	12	18
Minority interest in loss of subsidiaries	(24)	(29)
Other	36	—
Changes in operating assets and liabilities:
Restricted funds on deposit	62	(6,668)
Receivables	(7,945)	16,169
Income taxes receivable/payable	851	(1,764)
Costs and recognized earnings in excess of billings on uncompleted contracts	(1,744)	2,452
Inventories	(2,543)	(7)
Prepaid expenses and other assets	107	(327)
Accounts payable	2,305	(2,069)
Accrued payroll and employee benefits	1,343	(1,330)
Accrued interest	(21)	(15)
Other accrued liabilities	(922)	(857)
Billings in excess of costs and recognized earnings on uncompleted contracts	3,604	(4,927)
Other liabilities	(14)	(1,104)

Net cash used in operating activities	(2,084)	(675)
Investing activities
Acquisition of property and equipment	(262)	(536)
Proceeds from disposals of property and equipment	17	160
Decrease in other assets	40	6

Net cash used in investing activities	(205)	(370)
Financing activities
Principal payments on long-term debt	—	(798)
Distribution to minority shareholder	(32)	—
Proceeds from the issuance of common stock	24	55

Net cash used in financing activities	(8)	(743)
Decrease in cash and cash equivalents	(2,297)	(1,788)
Cash and cash equivalents at beginning of period	7,645	10,755

Cash and cash equivalents at end of period	$5,348	$8,967

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,905	$4,990
Income taxes	$40	$282

     See notes to condensed consolidated financial statements.

Schuff International, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2004 and 2003

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands)
Net income (loss) as reported	$496	$(1,626)	$879	$(2,036)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	22	18	63	112

Pro forma net income (loss)	$474	$(1,644)	$816	$(2,148)

Income (loss) per share-basic-as reported	$0.07	$(0.23)	$0.12	$(0.29)

Pro forma income (loss) per share—basic	$0.07	$(0.23)	$0.12	$(0.31)

Income (loss) per share-diluted-as reported	$0.07	$(0.23)	$0.12	$(0.29)

Pro forma income (loss) per share—diluted	$0.07	$(0.23)	$0.12	$(0.31)

3. Reclassifications

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

4. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation was subsequently revised by FIN 46R in December 2003. This revised interpretation states that consolidation of variable interest entities will be required by the primary beneficiary if the entities do not effectively disperse risks among the parties involved. The requirements are effective for fiscal years ending after December 15, 2003 for special-purpose entities and for all other types of entities for periods ending after March 15, 2004. The Company does not have any variable interest entities and the adoption of FIN No. 46R did not impact its financial position or results of operations.

5. Receivables

Receivables consist of the following at:

	June 30	December 31
	2004	2003
	(in thousands)
Contract receivables:
Contracts in progress	$43,619	$36,433
Unbilled retentions	12,791	12,578
Allowance for doubtful accounts	(243)	(227)

	56,167	48,784
Other receivables	701	139

	$56,868	$48,923

6. Inventories

Inventories consist of the following at:

	June 30	December 31
	2004	2003
	(in thousands)
Raw materials	$6,810	$4,266
Finished goods	107	108

	$6,917	$4,374

7. Line of Credit

On August 13, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum aggregate amount of $15.0 million to the Company and cause the issuance of letters of credit in the maximum amount of $11.5 million for the Company’s account. The facility under the Credit and Security Agreement replaced the Company’s credit facility under the Credit Agreement, dated June 30, 1998, as amended, between the Company and Wells Fargo Bank, N.A. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety and workers compensation insurance carrier. At June 30, 2004, the Company had no borrowings but had $9.9 million of outstanding letters of credit issued under its line of credit. These letters of credit are collateralized by cash held in an escrow account, which is classified as restricted funds on deposit on the June 30, 2004 balance sheet. On July 16, 2004, the Company amended the credit facility to allow it to issue up to $14.5 million in letters of credit.

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

The credit facility requires that the Company maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At June 30, 2004, the Company was in compliance with these credit facility covenants.

8. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss)	$496	$(1,626)	$879	$(2,036)

Denominator for basic income (loss) per share:
Weighted average shares	7,063	6,997	7,058	6,988
Effect of dilutive securities:
Employee and director stock options	—	—	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	7,063	6,997	7,058	6,988

Income (loss) per share:
Basic	$0.07	$(0.23)	$0.12	$(0.29)

Diluted	$0.07	$(0.23)	$0.12	$(0.29)

Options to purchase 969,000 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and six months ended June 30, 2004 but were not included in the computation of diluted income per share because the weighted average share price was less than the option price. Options to purchase 1,017,686 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and six months ended June 30, 2003 but were not included in the computation of diluted loss per share because the options would be anti-dilutive due to the net loss.

9. Gains on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) during the six months ended June 30, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs.

10. Contingent Matters

The Company is involved from time to time through the ordinary course of business in certain claims, litigation and assessments. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the three and six months ended June 30, 2004.

On April 2, 2003, Evans Welding Services Inc. brought suit in the General Court of Justice, Superior Court Division, County of Mecklenburg, North Carolina against the Company’s subsidiary, Addison

Steel, Inc., its surety bond, the general contractor J.A. Jones Construction Company and its surety bonds and Starport I, LLC, the owner of the new Westin Hotel in Charlotte, North Carolina. J.A. Jones was the general contractor to the owner, Starport. Addison Steel was the structural steel subcontractor to J.A. Jones and Evans Welding was Addison’s erection subcontractor. Evans Welding’s claim was for approximately $300,000 of additional work on the project. Addison Steel filed a cross claim and its own action, which was consolidated with the Evans Welding lawsuit. Addison Steel sought to enforce its lien and bond rights and was owed approximately $2.4 million from J.A. Jones for unpaid contract work, retention, change orders and claims. On September 25, 2003, J.A. Jones filed for bankruptcy. However, Addison Steel continued to pursue its lien and bond rights against the owner and J.A. Jones’ sureties. The sureties asserted backcharges against Addison Steel for approximately $1.0 million. On April 9, 2004, the Company reached a settlement in which the sureties paid Addison Steel approximately $1.5 million on May 14, 2004. As part of the settlement, Addison Steel paid Evans Welding Services $100,000 on April 15, 2004.

11. Segment Information

	Three Months Ended June 30, 2004
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$12,216	$29,251	$7,307	$10,698	$59,472
Intersegment revenues	15	515	141	776	1,447
Gross profit	1,032	5,999	812	2,387	10,230
Operating income (loss)	383	1,867	(316)	1,017	2,951

	Three Months Ended June 30, 2003
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$7,539	$18,496	$7,822	$6,135	$39,992
Intersegment revenues	—	1,126	—	1,175	2,301
Gross (loss) profit	(181)	2,992	953	1,087	4,851
Operating (loss) income	(958)	714	(233)	(114)	(591)

	Six Months Ended June 30, 2004
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$21,011	$61,148	$13,421	$21,967	$117,547
Intersegment revenues	15	977	559	1,663	3,214
Gross profit	1,664	10,708	1,909	4,821	19,102
Operating income (loss)	331	3,869	(333)	2,033	5,900

	Six Months Ended June 30, 2003
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$13,967	$44,792	$16,533	$14,940	$90,232
Intersegment revenues	—	1,329	—	3,004	4,333
Gross profit	687	5,717	2,548	3,159	12,111
Operating (loss) income	(860)	941	94	529	704

12. Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2004 and 2003 equaled net loss for the corresponding periods.

13. Backlog

The Company’s backlog was $122.5 million ($45.4 million under contracts or purchase orders and $77.1 million under letters of intent) at June 30, 2004. The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $55.4 million, representing 45.3% of the Company’s backlog at June 30, 2004, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, the Company’s backlog could decrease substantially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the related disclosures included elsewhere herein and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Developments

On April 30, 2004, our Chairman of the Board, David A. Schuff, and our President and Chief Executive Officer, Scott A. Schuff, and their affiliates (the “Schuffs”) caused Schuff Acquisition Corp., an Arizona corporation wholly owned by the Schuffs (“SAC”), to commence a tender offer to acquire all of the outstanding shares of our common stock not already owned by SAC and the Schuffs for $2.17 in cash per share.

In response to the tender offer, a special committee, comprised of the three independent members of our Board, was formed to review and evaluate the going private proposal. Following an evaluation and review of the tender offer by the special committee, and subsequent discussions with the Schuffs, the Schuffs agreed to cause SAC to increase its tender offer to $2.30 in cash per share. The tender offer was scheduled to expire at 5:00 p.m., Denver Time, on May 28, 2004, unless extended. On May 28, 2004, SAC announced that it was extending the expiration date of the tender offer to 5:00 p.m., Denver Time, on June 10, 2004, unless further extended. On June 10, 2004, SAC announced that it was extending the expiration date of the tender offer to 5:00 p.m., Denver Time, on June 24, 2004, unless further extended. On June 24, 2004, SAC announced that it was extending the expiration date of the tender offer to 5:00 p.m., Denver Time, on July 29, 2004.

The tender offer expired at 5:00 p.m., Denver time, on July 29, 2004, at which time, approximately 849,168 shares of our common stock had been tendered and not withdrawn. On July 29, 2004, SAC announced that the number of shares tendered pursuant to its offer to purchase all of our outstanding common stock not owned by SAC was not sufficient to satisfy the non-waivable minimum tender condition of the tender offer and that the tender offer had been withdrawn. All tendered shares of common stock were returned to their respective holders. Currently, both SAC and Schuff International are considering alternatives to the going private proposal, but have not yet determined a course of action.

Effective June 1, 2004, we completed a name change for three of our subsidiaries. Bannister Steel, Inc. is now Schuff Steel – Pacific, Inc.; Six Industries, Inc. is now Schuff Steel – Gulf Coast, Inc., and Addison Steel, Inc. is now Schuff Steel – Atlantic, Inc.

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

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our revenue recognition, goodwill impairment assessment, accounting for income taxes and legal contingencies. Our inability to accurately estimate expenses, accruals, income taxes or impairment of goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

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

During the first half of 2004, the commercial and industrial construction industry, which includes commercial steel fabrication and erection along with joist manufacturing, began to experience less difficult conditions in most regions of the country as a result of the improving macroeconomic climate. All regions in which we operate, except the Southeastern United States, began to see more and larger projects available for bid with higher profit margins. The Southeast, however, continued to experience a regional economic downturn, which resulted in few projects available to bid and intense competition for those available projects. Joist manufacturing also continued to feel the effect of higher steel costs and reduced availability of steel.

Revenues

Revenues increased by 48.7% to $59.5 million for the three months ended June 30, 2004 from $40.0 million for the three months ended June 30, 2003. The average revenues for our ten largest revenue generating projects in the three month period ended June 30, 2004 were $2.2 million versus $1.4 million in the three month period ended June 30, 2003. Revenues increased by 30.3% to $117.5 million for the six months ended June 30, 2004 from $90.2 million for the six months ended June 30, 2003. The average revenues for our ten largest revenue generating projects in the six month period ended June 30, 2004 were $4.5 million versus $2.7 million in the six month period ended June 30, 2003. The increase in revenues was primarily a result of a large amount of work being performed in the three and six months ended June 30, 2004 on both a large casino project in Southern California and the Arizona Cardinals Stadium project. The increase in the average revenues was primarily due to these two projects that generated approximately $7.4 million and $20.8 million in revenue in the three and six months ended June 30, 2004, respectively.

•	Revenues for the Commercial-Pacific segment increased by 62.0% to $12.2 million for the three months ended June 30, 2004 from $7.5 million for the three months ended June 30, 2003 and by 50.4% to $21.0 million for the six months ended June 30, 2004 from $14.0 million for the six months ended June 30, 2003. The increases were primarily because of an increase in the number of projects awarded to this segment due to the increased commercial construction activity in the region and less competition from Los Angeles-based companies.

•	Revenues for the Commercial-Southwest segment increased by 58.1% to $29.3 million for the three months ended June 30, 2004 from $18.5 million for the three months ended June 30, 2003 and by 36.5% to $61.1 million for the six months ended June 30, 2004 from $44.8 million for the six months ended June 30, 2003. The increases were primarily because of increased activity on the Cardinals Stadium project along with casino projects in Southern California and Las Vegas.

•	Revenues for the Commercial-Southeast segment decreased by 6.6% to $7.3 million for the three months ended June 30, 2004 from $7.8 million for the three months ended June 30, 2003 and by 18.8% to $13.4 million for the six months ended June 30, 2004 from $16.5 million for the six months ended June 30, 2003. The decreases were primarily because of the continued regional economic downturn and intense competition for the projects that became available to bid.

•	Revenues for the Manufacturing-Other segment increased by 74.4% to $10.7 million for the three months ended June 30, 2004 from $6.1 million for the three months ended June 30, 2003 and 47.0%

to $22.0 million for the six months ended June 30, 2004 from $14.9 million for the six months ended June 30, 2003. The increases were primarily because of the increased activity in the industrial construction market along with improvement in pricing in the joist market.

Gross Profit

Gross profit increased by 110.9% to $10.2 million for the three month period ended June 30, 2004, from $4.9 million for the three month period ended June 30, 2003. As a percentage of revenues, gross profit increased to 17.2% for the three month period ended June 30, 2004, from 12.1% for the three month period ended June 30, 2003. Gross profit increased by 57.7% to $19.1 million for the six month period ended June 30, 2004 from $ 12.1 million for the six month period ended June 30, 2003. As a percentage of revenues, gross profit increased to 16.3% for the six month period ended June 30, 2004, from 13.4% for the six month period ended June 30, 2003. The increases were primarily attributable to:

•	Gross profit for the Commercial-Pacific segment increased by 670.2% to $1.0 million for the three months ended June 30, 2004 from a loss of $181,000 for the three months ended June 30, 2003 and by 142.2% to $1.7 million for the six months ended June 30, 2004 from $687,000 for the six months ended June 30, 2003. The increases are primarily because of improved fabrication efficiency due to the resolution of issues relating to the start-up of the union and more negotiated work, which typically has higher profit margins, being available.

•	Gross profit for the Commercial-Southwest segment increased by 100.5% to $6.0 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003 and by 87.3% to $10.7 million for the six months ended June 30, 2004 from $5.7 million for the six months ended June 30, 2003. The increases are primarily because of the large Cardinals Stadium project and the casino projects in Southern California and Las Vegas. The casino projects were not in our project mix and there was no work being performed on the Cardinals Stadium in the three and six months ended June 30, 2003.

•	Gross profit for the Commercial-Southeast segment decreased by 14.8% to $812,000 for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003 and by 25.1% to $1.9 million for the six months ended June 30, 2004 from $2.5 million for six months ended June 30, 2003. The decreases are primarily because of the continued economic downturn in the region and the apparent continued willingness of local competitors to bid and complete projects at or below their cost.

•	Gross profit for the Manufacturing-Other segment increased by 119.6% to $2.4 million for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003 and by 52.6% to $4.8 million for the six months ended June 30, 2004 from $3.2 million for the six months ended June 30, 2003. The increases were primarily because of obtaining a higher number of projects in the petro-chemical industry, which had higher margins over the previous year. Additionally, the joist market has begun to experience improved pricing and gross margins.

General and Administrative Expenses

General and administrative expenses increased by 33.8% to $7.3 million for the three months ended June 30, 2004 from $5.4 million for the three months ended June 30, 2003 and by 15.7% to $13.2 million for the six months ended June 30, 2004 from $11.4 million for the six months ended June 30, 2003. General and administrative costs increased due to legal fees associated with a lien foreclosure lawsuit, higher bonus expense due to our improved financial performance, and costs associated with the special committee formed to review and evaluate the tender offer. We are still making a concerted effort to contain costs while supporting the increase in our revenues. However, due to the tender offer discussed above, our general and administrative costs increased approximately $300,000 in the second quarter for costs related to the special committee. General and administrative expenses as a percentage of revenues decreased to 12.2% and 11.2% for the three and six months ended June 30, 2004, respectively, from 13.6% and 12.6% for the three and six months ended June 30, 2003, respectively. The decreases in general and administrative expenses as a percentage of revenues were primarily due to increased revenues in 2004.

Interest Expense

Interest expense was $2.4 million and $2.5 million for the three months ended June 30, 2004 and 2003, respectively and $4.9 million and $5.0 million for the six months ended June 30, 2004 and 2003, respectively. Interest expense is primarily attributable to our remaining $87.0 million 10-1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $92,000 for the three months ended June 30, 2004 from $121,000 for the three months ended June 30, 2003. Other income decreased to $126,000 for the six months ended June 30, 2004 from $505,000 for the six months ended June 30, 2003. The decrease in other income for the three month period was primarily due to a decrease in interest income resulting from lower balances of cash funds invested in the second quarter of 2004. The decrease in other income for the six month period was primarily due to the $182,000 gain on extinguishment of debt and the $98,000 gain on the disposal of property and equipment that occurred in 2003 but not in 2004.

Income Tax Provision

Income tax provision was $148,000, which reflects a 23.6% effective tax rate, and $287,000, which reflects a 25.1% effective tax rate, for the three and six months ended June 30, 2004, respectively. The effective tax rates for the three and six months ended June 30, 2004 were lower than the federal statutory rates primarily because they were reduced by available federal and state research and development tax credits which were partially offset by state income taxes and the effect of permanent tax differences. Income tax benefit was $1.3 million, which reflects a 44.5% effective tax rate, and $1.7 million, which reflects a 45.2% effective tax rate, for the three and six months ended June 30, 2003, respectively. The effective tax rates for the three and six months ended June 30, 2003 were higher for purposes of calculating the tax benefit than the federal statutory rates due to the recognition of federal research and development tax credits for financial statement purposes which was partially offset by state income taxes and the effect of permanent tax differences.

Backlog

Backlog increased 22.3% to $122.5 million ($45.4 million under contracts or purchase orders and $77.1 million under letters of intent) at June 30, 2004 from $100.1 million ($43.0 million under contracts or purchase orders and $57.1 million under letters of intent) at March 31, 2004. The increase in backlog compared to March 31, 2004 was due to several large projects in Southern California and Nevada being awarded to us during the quarter ended June 30, 2004.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

Cash Used in Operating Activities

Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate cash through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our existing cash balance and credit facilities to meet our working capital needs. We believe that our existing borrowing availability together with our existing cash balance and cash from operations will be adequate to meet all funding requirements for our operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

We are required to make semi-annual interest payments on our 10 1/2% Senior Notes on June 1st and December 1st of each year. Based upon the June 30, 2004 Senior Note balance of $87.0 million, we anticipate that our semi-annual interest payments will be $4.6 million each.

Net cash used in operations was $2.1 million in the six months ended June 30, 2004 versus $675,000 in the six months ended June 30, 2003. Cash flow used in operations was higher in the six months ended June 30, 2004 due to the increase in expenditures to support the increased revenue activity from the Cardinals Stadium and other large casino projects in Southern California and Las Vegas. We will continue our efforts to collect outstanding retention receivables on completed projects, effectively manage our inventory levels and keep our required overhead increases to a minimum.

Cash Used in Investing Activities

Net cash used in investing activities totaled $205,000 in the six months ended June 30, 2004 versus $370,000 in the six months ended June 30, 2003. The decrease in cash used in investing activities in 2004 from 2003 is primarily related to decreased capital expenditures. Our capital expenditures are primarily for new and replacement fabrication equipment at each of our segments.

We estimate that our capital expenditures for 2004 will be approximately $1.2 million in addition to the $262,000 that has been expended as of June 30, 2004. We believe that our available funds, cash generated by operating activities and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Cash Used in Financing Activities

Net cash used by financing activities was $8,000 in the six months ended June 30, 2004 versus $743,000 in the six months ended June 30, 2003. During the six months ended June 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market.

We had the following contractual obligations outstanding as of June 30, 2004:

	Payments Due by Period
	(in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$87,040	$—	$—	$87,040	$—
Operating Leases	14,851	1,302	2,477	2,317	8,755

Total Contractual Cash Obligations	$101,891	$1,302	$2,477	$89,357	$8,755

We had the following commercial commitments outstanding as of June 30, 2004:

	Amount of Commitment Expiration Per Period
	(in thousands)
	Total
	Amounts	Less than 1
	Committed	year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$9,891	$9,891	$—	$—	$—

Total Commercial Commitments	$9,891	$9,891	$—	$—	$—

Performance bonds issued on our behalf as of June 30, 2004 totaled $14.4 million. The performance bonds were required by various general contractors to guarantee our performance on projects.

Long-term Debt

On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10 1/2% Senior Notes due 2008 (“Senior Notes”). The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During the six months ended June 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market. We recognized a gain of $182,000 during the six months ended June 30, 2003 on the repurchase of our Senior Notes. At June 30, 2004, the Company was in compliance with all covenants under our Senior Notes.

Operating Leases

We lease some of our fabrication and office facilities from a partnership in which our principal beneficial stockholders and their family members are the general and limited partners. We have three leases with the partnership for our principal fabrication and office facilities, the property and equipment acquired in the 1997 acquisition of B&K Steel, and additional office facilities adjacent to our principal office and shop facilities. Each lease has a 20-year term and is subject to increases every five years pursuant to the Consumer Price Index. Our annual rental payments for the three leases were $1.0 million in 2003. During 2002, we amended the leases. The annual rent was reduced to $800,000 from $1.1 million. Effective July 1, 2003, the partnership increased the annual rent to the original amount. Our annual rental payments for the three leases will be $1.1 million in 2004.

Line of Credit

On August 13, 2003, we signed a $15.0 million credit facility agreement with Wells Fargo Credit, Inc. (the “Bank”). The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety and workers’ compensation insurance carrier. At June 30, 2004, we had no outstanding borrowings under our credit facility.

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

The credit facility requires that we maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At June 30, 2004, we were in compliance with all of these credit facility covenants.

At June 30, 2004, we had no outstanding borrowings under our line of credit, with approximately $5.1 million available for borrowings.

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

These letters of credit are secured by cash held in an investment account, which is classified as restricted funds on deposit on the June 30, 2004 balance sheet. The Bank has required us to deposit cash into an investment account to support the issuance of our standby letters of credit issued under our $15.0 million credit facility. Under the credit facility agreement, the first $5.0 million of standby letters of credit issued require us to deposit cash totaling 100% of the value of those standby letters of credit. When the amount of standby letters of credit issued exceeds $5.0 million, we are required to deposit cash totaling 75% of the total outstanding standby letters of credit. On July 16, 2004, we amended the credit facility to require us to deposit cash equal to the greater of $5.0 million or 75% of the first $9.9 million of outstanding standby letters of credit, 25% of the next $4.0 million of outstanding standby letters of credit and 75% of the balance of outstanding standby letters of credit.

On June 17, 2004, Standard & Poor’s Ratings Service lowered our corporate credit rating to CCC (currently vulnerable and dependent upon favorable business, financial and economic conditions to meet its financial commitments) from B- (currently has the capacity to meet its financial commitments but adverse business, financial or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitments). The downgrade was prompted by our heightened financial risk due to a low unrestricted cash balance at March 31, 2004, bank covenant violations at December 31, 2003, limited credit facility capacity, increased liquidity constraints, declining backlog and extremely high debt leverage. The downgrading of our credit rating may result in higher borrowing costs on any future financings.

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

Off-Balance Sheet Arrangements

The nature of our off-balance sheet arrangements at June 30, 2004 includes letters of credit of $9.9 million, performance bonds of $14.4 million, and operating leases of approximately $14.9 million. These items are more fully discussed earlier in this section.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $55.4 million, representing 45.3% of our backlog at June 30, 2004, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. In the event one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated.

Fixed Price Contracts

Most of our $122.5 million backlog at June 30, 2004 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At June 30, 2004, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

Primary Market Risk Exposure

We are potentially exposed to market risk associated with changes in interest rates primarily as a result of our 10-1/2% fixed rate Senior Notes in the original principal amount of $100.0 million, which were issued on June 4, 1998. Specifically, we are exposed to changes in the fair value of the remaining $87.0 million in principal amount of Senior Notes. The variation in fair value is a function of market interest rate changes and the investor perception of the investment quality of the Senior Notes.

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

Exhibit 10.1. Amendment to Credit and Security Agreement and Waiver of Defaults dated November 17, 2003, by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.

Exhibit 10.2. Second Amendment to Credit and Security Agreement dated March 26, 2004 by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.

Exhibit 10.3. Third Amendment to Credit and Security Agreement dated May 13, 2004 by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.

Exhibit 10.4. Fourth Amendment to Credit and Security Agreement dated July 16, 2004 by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.

Exhibit 31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended June 30, 2004, the Company filed a Current Report on Form 8-K dated April 29, 2004 pursuant to Items 5 and 7 to announce that the Company’s board had been advised that David A. Schuff, Chairman of the Board and Scott A. Schuff, President and Chief Executive Officer of the Company, intended to commence a tender offer to purchase all of the outstanding common stock of the Company. The Company also filed a Current Report on Form 8-K dated May 14, 2004 pursuant to Items 5 and 7 to announce that David A. Schuff and Scott A. Schuff and their affiliates had elected to increase their initial tender offer of $2.17 per share to $2.30 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.

Date: August 11, 2004	By:	/s/ Michael R. Hill
Michael R. Hill
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)