Form 10-Q
period 2004-09-30
SCHUFF INTERNATIONAL INC
filed 2004-11-15
CIK 1038368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    [  ]    No    [X]

     Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practical date: As of November 12, 2004, there were 7,063,122 shares of Common Stock, $.001 par value per share, outstanding.

SCHUFF INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30	December 31
	2004	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,151	$7,645
Restricted funds on deposit	8,419	7,513
Receivables	72,262	48,923
Income tax receivable	1,105	2,491
Costs and recognized earnings in excess of billings on uncompleted contracts	9,656	10,723
Inventories	9,461	4,374
Deferred tax asset	2,467	2,695
Prepaid expenses and other current assets	1,546	736

Total current assets	116,067	85,100
Property and equipment, net	22,271	24,394
Goodwill, net	17,115	17,115
Other assets	3,294	3,673

	$158,747	$130,282

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,555	$11,946
Accrued payroll and employee benefits	5,201	3,400
Accrued interest	3,064	798
Other accrued liabilities	6,222	7,019
Billings in excess of costs and recognized earnings on uncompleted contracts	27,296	8,464

Total current liabilities	58,338	31,627
Long-term debt	87,040	87,040
Deferred income taxes	1,169	1,728
Other liabilities	336	356
Minority interest	21	46
Stockholders’ equity:
Preferred stock, $.001 par value – authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par value – 20,000,000 shares authorized; 7,498,922 and 7,472,757 issued and 7,063,122 and 7,036,957 outstanding, respectively	7	7
Additional paid-in capital	15,405	15,369
Accumulated deficit	(2,913)	(5,235)
Treasury stock - 435,800 shares, at cost	(656)	(656)

Total stockholders’ equity	11,843	9,485

	$158,747	$130,282

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues	$63,901	$38,150	$181,448	$128,382
Cost of revenues	53,013	33,756	151,458	111,878

Gross profit	10,888	4,394	29,990	16,504
General and administrative expenses	6,858	5,719	20,060	17,125

Operating income (loss)	4,030	(1,325)	9,930	(621)
Interest expense	(2,434)	(2,515)	(7,318)	(7,490)
Other income	79	114	205	619

Income (loss) before income taxes and minority interest	1,675	(3,726)	2,817	(7,492)
Income tax (provision) benefit	(237)	1,030	(524)	2,731

Income (loss) before minority interest	1,438	(2,696)	2,293	(4,761)
Minority interest in loss of subsidiaries	5	8	29	37

Net income (loss)	$1,443	$(2,688)	$2,322	$(4,724)

Income (loss) per share:
Basic	$0.20	$(0.38)	$0.33	$(0.67)

Diluted	$0.20	$(0.38)	$0.33	$(0.67)

Weighted average shares used in computation:
Basic	7,063	7,025	7,060	7,001

Diluted	7,063	7,025	7,060	7,001

See notes to consolidated financial statements.

SCHUFF INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30
	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$2,322	$(4,724)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,845	3,152
Gain from extinguishment of debt	—	(182)
Loss (gain) on disposal of property and equipment	2	(88)
Deferred income taxes	(331)	(189)
Stock compensation	12	25
Minority interest in loss of subsidiaries	(29)	(37)
Minority interest	36	—
Changes in working capital components:
Restricted funds on deposit	(906)	(4,028)
Receivables	(23,338)	21,814
Income taxes receivable/payable	1,386	(2,507)
Costs and recognized earnings in excess of billings on uncompleted contracts	1,067	(390)
Inventories	(5,087)	380
Prepaid expenses and other assets	(810)	(257)
Accounts payable	4,608	(3,594)
Accrued payroll and employee benefits	1,801	(1,095)
Accrued interest	2,266	2,361
Other accrued liabilities	(797)	(698)
Billings in excess of costs and recognized earnings on uncompleted contracts	18,832	(4,643)
Other liabilities	(20)	(1,241)

Net cash provided by operating activities	3,859	4,059
Investing activities
Acquisition of property and equipment	(440)	(957)
Proceeds from disposals of property and equipment	32	191
Decrease (increase) in other assets	63	(114)

Net cash used in investing activities	(345)	(880)
Financing activities
Principal payments on long-term debt	—	(798)
Distribution to minority shareholder	(32)	—
Payment of debt issuance costs	—	(218)
Proceeds from the issuance of common stock	24	88

Net cash used in financing activities	(8)	(928)
Increase in cash and cash equivalents	3,506	2,251
Cash and cash equivalents at beginning of period	7,645	10,755

Cash and cash equivalents at end of period	$11,151	$13,006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$5,053	$5,129
Income taxes	$73	$292

See notes to consolidated financial statements.

Schuff International, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands)
Net income (loss) as reported	$1,443	$(2,688)	$2,322	$(4,724)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	26	66	90	178

Pro forma net income (loss)	$1,417	$(2,754)	$2,232	$(4,902)

Income (loss) per share-basic-as reported	$0.20	$(0.38)	$0.33	$(0.67)

Pro forma income (loss) per share—basic	$0.20	$(0.39)	$0.32	$(0.70)

Income (loss) per share-diluted-as reported	$0.20	$(0.38)	$0.33	$(0.67)

Pro forma income (loss) per share—diluted	$0.20	$(0.39)	$0.32	$(0.70)

3. Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

4. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, Consolidation of Variable Interest Entities, which was amended in December 2003, as FIN 46R. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the consolidated financial statements.

5. Receivables

Receivables consist of the following at:

	September 30	December 31
	2004	2003
	(in thousands)
Contract receivables:
Contracts in progress	$57,439	$36,433
Unbilled retentions	14,560	12,578
Allowance for doubtful accounts	(214)	(227)

	71,785	48,784
Other receivables	477	139

	$72,262	$48,923

6. Accounts Payable

Accounts payable consists of the following at:

	September 30	December 31
	2004	2003
	(in thousands)
Accounts payable	$15,216	$10,477
Retentions payable	1,339	1,469

	$16,555	$11,946

7. Inventories

Inventories consist of the following at:

	September 30	December 31
	2004	2003
	(in thousands)
Raw materials	$9,347	$4,266
Finished goods	114	108

	$9,461	$4,374

8. Line of Credit

On August 13, 2003, the Company entered into a Credit and Security Agreement with Wells Fargo Credit, Inc. (“Wells Fargo”), pursuant to which Wells Fargo agreed to advance up to a maximum aggregate amount of $15.0 million to the Company and cause the issuance of letters of credit in the maximum amount of $11.5 million for the Company’s account. The facility under the Credit and Security Agreement replaced the Company’s credit facility under the Credit Agreement, dated June 30, 1998, as amended, between the Company and Wells Fargo Bank, N.A. The credit facility is primarily maintained to enable the Company to issue letters of credit to its performance bond surety and workers compensation insurance carrier. On July 16, 2004, the Company amended the credit facility to allow it to issue up to $14.5 million in letters of credit. At September 30, 2004, the Company had no borrowings but had $12.9 million of outstanding letters of credit issued under its line of credit. These letters of credit are collateralized by cash held in an escrow account, which is classified as restricted funds on deposit on the September 30, 2004 balance sheet.

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

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss)	$1,443	$(2,688)	$2,322	$(4,724)

Denominator for basic income (loss) per share:
Weighted average shares	7,063	7,025	7,060	7,001
Effect of dilutive securities:
Employee and director stock options	—	—	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	7,063	7,025	7,060	7,001

Income (loss) per share:
Basic	$0.20	$(0.38)	$0.33	$(0.67)

Diluted	$0.20	$(0.38)	$0.33	$(0.67)

Options to purchase 964,000 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and nine months ended September 30, 2004 but were not included in the computation of diluted income per share because the weighted average share price was less than the option price. Options to purchase 1,011,326 shares of common stock at prices ranging from $1.30 to $13.75 were outstanding during the three and nine months ended September 30, 2003 but were not included in the computation of diluted loss per share because the options would be anti-dilutive due to the net loss.

10. Gains on Extinguishment of Debt

The Company recognized a gain of $182,000 (included in other income) during the nine months ended September 30, 2003 due to the repayment of $1.0 million of the Company’s 10-1/2% Senior Notes at a 20.25% discount, net of the write-off of related unamortized debt issue costs.

11. Contingent Matters

The Company is currently and from time to time involved through the ordinary course of business in certain claims, litigation and assessments. Various claims include one matter in which backcharges in the amount of $500,000 have been asserted against our subsidiary, Schuff Steel-Atlantic, by a general contractor. Due to the nature of the construction industry, the Company’s employees from time to time become subject to injury, or even death, while employed by the Company. The Company does not believe any new contingencies arose during the three and nine months ended September 30, 2004.

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

On February 13, 2002, our subsidiary, Schuff Steel Company, instituted a lien foreclosure lawsuit against general contractor Peck/Jones Construction Company, OC America and others (“Peck/Jones”), in Los Angeles County Court, State of California relating to structural steel work done on the Sherman Oaks Galleria Project in Sherman Oaks, California. Schuff Steel was owed the principal sum in excess of approximately $1.4 million in unpaid contract balance, retention and/or unpaid change orders by the general contractor for a total claim in excess of $2.4 million. Schuff Steel was also seeking interest, penalty interest, additional disruption costs, and attorneys’ fees and costs against this general contractor. Until February 2003, no back-charges had been claimed against Schuff Steel, and Peck/Jones represented that it was simply in close–out negotiations with the owner. Peck/Jones purportedly closed-out the project with the owner, and asserted for the first time back-charges in excess of $1.0 million dollars against Schuff Steel Company. After a five-week jury trial, the Company obtained a jury verdict in its favor against Peck/Jones in the principal amount of $1.7 million. The Company has filed a motion for an award of prejudgment interest, penalty interest, attorneys’ fees, expert fees and other costs totaling over $1.8 million. The Defendants have challenged the Company’s right to entitlement of the majority of the amount claimed and a hearing is set before the trial court on November 23, 2004. The Company expects the trial court to render a final judgment in the matter by year-end 2004.

12. Segment Information

	Three Months Ended September 30, 2004
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$8,005	$34,586	$8,671	$12,639	$63,901
Intersegment revenues	—	557	82	974	1,613
Gross profit	903	5,345	1,241	3,399	10,888
Operating income	338	1,608	77	2,007	4,030

	Three Months Ended September 30, 2003
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$5,613	$17,926	$7,601	$7,010	$38,150
Intersegment revenues	—	965	—	774	1,739
Gross profit (loss)	288	2,978	(176)	1,304	4,394
Operating (loss) income	(445)	286	(1,208)	42	(1,325)

	Nine Months Ended September 30, 2004
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
	(in thousands)
Revenues from external customers	$29,017	$95,732	$22,093	$34,606	$181,448
Intersegment revenues	15	1,535	640	2,638	4,828
Gross profit	2,567	16,053	3,150	8,220	29,990
Operating income (loss)	669	5,477	(256)	4,040	9,930
Total assets	19,228	102,387	35,570	47,787	204,972

	Nine Months Ended September 30, 2003
	Commercial			Manufacturing
	Pacific	Southwest	Southeast	Other	Total
		(in thousands)
Revenues from external customers	$19,580	$62,716	$24,135	$21,951	$128,382
Intersegment revenues	—	2,295	—	3,777	6,072
Gross profit	974	8,696	2,372	4,462	16,504
Operating (loss) income	(1,306)	1,227	(1,114)	572	(621)

September 30,
Reconciliation of Total Assets	2004
(in thousands)
Total assets for reportable segments	$204,972
Elimination of intercompany receivables	(31,273)
Elimination of investment in subsidiaries	(15,147)
Other adjustments	195

Total consolidated assets	$158,747

13. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 equaled net income (loss) for the corresponding periods.

14. Backlog

The Company’s backlog was $145.9 million ($103.0 million under contracts or purchase orders and $42.9 million under letters of intent) at September 30, 2004. The Company’s backlog can be significantly affected by the receipt, or loss, of individual contracts. Approximately $75.8 million, representing 51.9% of the Company’s backlog at September 30, 2004, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more large contracts are terminated or their scope reduced, the Company’s backlog could decrease substantially.

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

The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments, include our revenue recognition, goodwill impairment assessment, accounting for income taxes and legal contingencies. Our inability to accurately estimate expenses, accruals, income taxes or an impairment of goodwill could result in charges, or income, in future periods, which relate to activities or transactions in a preceding period.

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

During the first nine months of 2004, the commercial and industrial construction industry, which includes commercial steel fabrication and erection along with joist manufacturing, experienced improved market conditions in most regions of the country as a result of the improving macroeconomic climate. All regions in which we operate, except the Southeastern United States, began to see significantly more and larger projects available for bid with higher profit margins. The Southeast region has been slower to improve due to a continued regional economic downturn, which resulted in few projects available to bid and intense competition for those available projects for the majority of the year. However, the third quarter showed both improved revenues and margins in the Southeast, with some large projects that had better margins.

Revenues

Revenues increased by 67.5% to $63.9 million for the three months ended September 30, 2004 from $38.2 million for the three months ended September 30, 2003. The average revenues for our ten largest revenue generating projects in the three month period ended September 30, 2004 were $2.4 million versus $1.5 million in the three month period ended September 30, 2003. Revenues increased by 41.3% to $181.5 million for the nine months ended September 30, 2004 from $128.4 million for the nine months ended September 30, 2003. The average revenues for our ten largest revenue generating projects in the nine month period ended September 30, 2004 were $6.3 million versus $4.0 million in the nine month period ended September 30, 2003. The increase in revenues for the three months ended September 30, 2004 was primarily a result of a large amount of work being performed on both a large casino project in Las Vegas and the Arizona Cardinals’ Stadium project. The increase in the average revenues was primarily due to these two projects, which generated approximately $11.0 million in revenue in the three months ended September 30, 2004. The increase in revenues for the nine months ended September 30, 2004 was primarily a result of a large amount of work being performed on the Arizona Cardinals’ Stadium project and large casino projects in Southern California and Las Vegas. The increase in average revenues was primarily due to these three projects that generated approximately $36.6 million in revenue in the nine months ended September 30, 2004.

•	Revenues for the Commercial-Pacific segment increased by 42.6% to $8.0 million for the three months ended September 30, 2004 from $5.6 million for the three months ended September 30, 2003 and by 48.2% to $29.0 million for the nine months ended September 30, 2004 from $19.6 million for the nine months ended September 30, 2003. The increases were primarily because of an increase in the number of projects awarded to this segment due to the increased commercial construction activity in the region and less competition from Los Angeles-based companies.

•	Revenues for the Commercial-Southwest segment increased by 92.9% to $34.6 million for the three months ended September 30, 2004 from $17.9 million for the three months ended September 30, 2003 and by 52.6% to $95.7 million for the nine months ended September 30, 2004 from $62.7 million for the nine months ended September 30, 2003. The increases were primarily because of increased activity on the Arizona Cardinals’ Stadium project along with casino projects in Southern California and Las Vegas.

•	Revenues for the Commercial-Southeast segment increased by 14.1% to $8.7 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003 and decreased by 8.4% to $22.1 million for the nine months ended September 30, 2004 from $24.1 million for the nine months ended September 30, 2003. The increase in revenues for the three months ended September 30, 2004 is primarily due to the fabrication of a few large projects during the quarter. The decrease in revenues for the nine months ended September 30, 2004 was primarily because of the regional economic downturn and intense competition for the projects that became available to bid during the first six months of 2004 offset by the increase in revenues in the three months ended September 30, 2004.

•	Revenues for the Manufacturing-Other segment increased by 80.3% to $12.6 million for the three months ended September 30, 2004 from $7.0 million for the three months ended September 30, 2003 and 57.6% to $34.6 million for the nine months ended September 30, 2004 from $22.0 million for the nine months ended September 30, 2003. The increases were primarily because of improvement in pricing and available projects in the joist market along with the increased activity in the industrial construction market.

Gross Profit

Gross profit increased by 147.8% to $10.9 million for the three month period ended September 30, 2004, from $4.4 million for the three month period ended September 30, 2003. As a percentage of revenues, gross profit increased to 17.0% for the three month period ended September 30, 2004, from 11.5% for the three month period ended September 30, 2003. Gross profit increased by 81.7% to $30.0 million for the nine month period ended September 30, 2004 from $16.5 million for the nine month period ended September 30, 2003. As a percentage of revenues, gross profit increased to 16.5% for the nine month period ended September 30, 2004, from 12.9% for the nine month period ended September 30, 2003. The increases were primarily attributable to:

•	Gross profit for the Commercial-Pacific segment increased by 213.5% to $903,000 for the three months ended September 30, 2004 from $288,000 for the three months ended September 30, 2003 and by 163.6% to $2.6 million for the nine months ended September 30, 2004 from $1.0 million for the nine months ended September 30, 2003. The increases were primarily due to improved fabrication efficiency due to the resolution of issues relating to the start-up of the union and the availability of more negotiated work, which typically produces higher profit margins.

•	Gross profit for the Commercial-Southwest segment increased by 79.5% to $5.3 million for the three months ended September 30, 2004 from $3.0 million for the three months ended September 30, 2003 and by 84.6% to $16.1 million for the nine months ended September 30, 2004 from $8.7 million for the nine months ended September 30, 2003. The increases were primarily due to the large Arizona

Cardinals’ Stadium project and the casino projects in Southern California and Las Vegas. The casino projects were not in our project mix and there was no work being performed on the Arizona Cardinals’ Stadium project in the three and nine months ended September 30, 2003.

•	Gross profit for the Commercial-Southeast segment increased to $1.2 million for the three months ended September 30, 2004 from a loss of $176,000 for the three months ended September 30, 2003 and by 32.8% to $3.2 million for the nine months ended September 30, 2004 from $2.4 million for nine months ended September 30, 2003. The increases were due primarily to a few large projects in 2004 that had above-average margins contrasted with a few projects in 2003 that experienced cost overruns due to problems with those projects.

•	Gross profit for the Manufacturing-Other segment increased by 160.7% to $3.4 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003 and by 84.2% to $8.2 million for the nine months ended September 30, 2004 from $4.5 million for the nine months ended September 30, 2003. The increases were primarily due to improved pricing, gross margins and project availability in the joist market. Additionally, we obtained a higher number of projects in the petro-chemical industry, which had slightly higher margins over the previous year.

General and Administrative Expenses

General and administrative expenses increased by 19.9% to $6.9 million for the three months ended September 30, 2004 from $5.7 million for the three months ended September 30, 2003 and by 17.1% to $20.1 million for the nine months ended September 30, 2004 from $17.1 million for the nine months ended September 30, 2003. General and administrative costs increased due to legal fees associated with a lien foreclosure lawsuit, higher bonus expense due to our improved financial performance, and costs associated with the special committee formed to review and evaluate the tender offer. While we continue our concerted effort to contain costs while supporting the increase in our revenues, due to the tender offer discussed above, our general and administrative costs increased approximately $300,000 in the second quarter for costs related to the special committee. General and administrative expenses as a percentage of revenues, however, decreased to 10.7% and 11.1% for the three and nine months ended September 30, 2004, respectively, from 15.0% and 13.4% for the three and nine months ended September 30, 2003, respectively. The decreases in general and administrative expenses as a percentage of revenues were primarily due to increased revenues in 2004.

Interest Expense

Interest expense was $2.4 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively, and $7.3 million and $7.5 million for the nine months ended September 30, 2004 and 2003, respectively. Interest expense was primarily attributable to debt service on our remaining $87.0 million 10 1/2% Senior Notes issued in June 1998.

Other Income

Other income decreased to $79,000 for the three months ended September 30, 2004 from $114,000 for the three months ended September 30, 2003. Other income decreased to $205,000 for the nine months ended September 30, 2004 from $619,000 for the nine months ended September 30, 2003. The decrease in other income for the three month period was primarily due to a decrease in interest income resulting from lower balances of cash funds invested in the third quarter of 2004. The decrease in other income for the nine month period was primarily due to the $182,000 gain on extinguishment of debt and the $88,000 gain on the disposal of property and equipment that occurred in 2003 but not in 2004.

Income Tax Provision

Income tax provision was $237,000, which reflects a 14.1% effective tax rate, and $524,000, which reflects a 18.6% effective tax rate, for the three and nine months ended September 30, 2004, respectively. The effective tax rates for the three and nine months ended September 30, 2004 were lower than the federal statutory rates primarily because of the alignment of the tax provision to the 2003 tax returns that were filed in September 2004. Additionally, in the nine months ended September 30, 2004, we recognized $325,000 of federal research and development tax credits for book purposes, which lowered our effective tax rate. Finally, upon further review of our financial performance after filing the 2003 federal and state tax returns, we determined that a full valuation allowance against the operating loss carryforwards was no longer required. The valuation allowance recorded against the operating loss carryforwards at September 30, 2004 was reduced to $258,000 from $286,000 at December 31, 2003. Income tax benefit was $1.0 million, which reflects a 27.6% effective tax rate, and $2.7 million, which reflects a 36.5% effective tax rate, for the three and nine months ended September 30, 2003, respectively. The effective tax rate for the three months ended September 30, 2003 was lower for purposes of calculating the tax benefit than the federal statutory rates due to a reduced state tax rate to reflect the lower expected benefit from state net operating loss carryforwards and a valuation reserve related to the deferred tax assets resulting from state net operating loss carryforwards. For the nine months ended September 30, 2003, the establishment of the valuation allowance was completely offset by the recognition of federal research and development tax credits for book purposes, which resulted in an effective tax rate that was consistent with the statutory rates.

Backlog

Backlog increased 19.1% to $145.9 million ($103.0 million under contracts or purchase orders and $42.9 million under letters of intent) at September 30, 2004 from $122.5 million ($45.4 million under contracts or purchase orders and $77.1 million under letters of intent) at June 30, 2004. The increase in backlog compared to June 30, 2004 was due to large projects in Arizona and Nevada being awarded to us during the quarter ended September 30, 2004.

We have experienced, and expect to continue to experience, variations in quarterly and annual results of operations. Factors that may affect these results include, among other things, the timing and terms of major contract awards and the starting and completion dates of projects.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Our short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing our contracts. We attempt to structure the payment arrangements under our contracts to match costs incurred under the project. To the extent we are able to bill in advance of costs incurred, we generate cash through billings in excess of costs and recognized earnings on uncompleted contracts. To the extent we are not able to bill in advance of costs, we rely on our existing cash balance and credit facilities to meet our working capital needs. We believe that our existing borrowing availability, together with our existing cash balance and cash from operations, will be adequate to meet all funding requirements for our operating expenses, interest payments on debt and capital expenditures for the foreseeable future.

We are required to make semi-annual interest payments on our 10 1/2% Senior Notes on June 1st and December 1st of each year. Based upon the September 30, 2004 Senior Note balance of $87.0 million, we anticipate that our semi-annual interest payments will be $4.6 million each.

Net cash provided by operating activities was $3.9 million in the nine months ended September 30, 2004 versus $4.1 million in the nine months ended September 30, 2003. Net cash flow provided by operating activities was lower in the nine months ended September 30, 2004 due to the increase in expenditures to support the increased revenue activity from the Arizona Cardinals’ Stadium and other large casino projects in Southern California and Las Vegas. We will continue our efforts to collect outstanding retention receivables on completed projects, effectively manage our inventory levels, and keep our required overhead increases to a minimum.

Cash Used in Investing Activities

Net cash used in investing activities totaled $345,000 in the nine months ended September 30, 2004 versus $880,000 in the nine months ended September 30, 2003. The decrease in cash used in investing activities in 2004 from 2003 is primarily related to decreased capital expenditures. Our capital expenditures are primarily for new and replacement fabrication equipment at each of our segments.

We estimate that our capital expenditures for 2004 will be approximately $1.0 million in addition to the $440,000 that has been expended as of September 30, 2004. We believe that our available funds, cash generated by operating activities, and funds available under our bank credit facilities will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through future acquisitions and may require additional equity or debt financing.

Cash Used in Financing Activities

Net cash used by financing activities was $8,000 in the nine months ended September 30, 2004 versus $928,000 in the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a 20.25% discount on the open market and paid $218,000 in debt issuance costs related to our $15.0 million credit facility.

We had the following contractual obligations outstanding as of September 30, 2004:

	Payments Due by Period
	(in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$87,040	$—	$—	$87,040	$—
Operating Leases	14,756	1,349	2,534	2,402	8,471

Total Contractual Cash Obligations	$101,796	$1,349	$2,534	$89,442	$8,471

We had the following commercial commitments outstanding as of September 30, 2004:

	Amount of Commitment Expiration Per Period
	(in thousands)
	Total
	Amounts	Less than 1
	Committed	year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$12,891	$12,891	$—	$—	$—

Total Commercial Commitments	$12,891	$12,891	$—	$—	$—

Performance bonds issued on our behalf as of September 30, 2004 totaled $22.6 million. The performance bonds were required by various general contractors to guarantee our performance on projects.

Long-term Debt

On June 4, 1998, we completed a private placement of $100.0 million in principal amount of our 10 1/2% Senior Notes due 2008 (“Senior Notes”). The Senior Notes are redeemable at our option, in whole or in part, beginning in 2003 at a premium declining ratably to par by 2006. We may redeem up to 35.0% of the Senior Notes at a premium with the proceeds of an equity offering, provided that at least 65.0% of the aggregate amount of the Senior Notes originally outstanding remain outstanding. The Senior Notes contain covenants that, among other things, provide limitations on additional indebtedness, sale of assets, change of control and dividend payments. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by our current and future, direct and indirect subsidiaries. During the nine months ended September 30, 2003, we repurchased $1.0 million in principal amount of our Senior Notes at a discount on the open market. We recognized a gain of $182,000 during the nine months ended September 30, 2003 on the repurchase of our Senior Notes. At September 30, 2004, the Company was in compliance with all covenants under our Senior Notes.

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

Line of Credit

On August 13, 2003, we signed a $15.0 million credit facility agreement with Wells Fargo Credit, Inc. (the “Bank”). The credit facility is primarily maintained to enable us to issue letters of credit to our performance bond surety and workers’ compensation insurance carrier. At September 30, 2004, we had no outstanding borrowings under our credit facility.

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

The credit facility requires that we maintain a specified Debt Service Coverage Ratio (defined as the sum of net income, depreciation and amortization, interest expense and unfinanced capital expenditures divided by the sum of current maturities of long-term debt and interest expense), a minimum book net worth, a minimum monthly stop loss (defined as a net loss not exceeding $500,000 in any one month and $1.0 million in any two consecutive months) and maximum capital expenditures. At September 30, 2004, we were in compliance with all of these credit facility covenants.

At September 30, 2004, we had no outstanding borrowings under our line of credit, with approximately $2.1 million available for borrowings.

Standby Letters of Credit

We have $12.9 million of standby letters of credit issued under our $15.0 million credit facility, of which $9.0 million are for the benefit of our performance bond surety and $3.9 million are for the benefit of our workers’ compensation insurance carrier.

Our performance bond surety requires that standby letters of credit be issued because of our past financial performance and the surety industry as a whole. Since the terrorist attacks that occurred on September 11, 2001, the number of available reinsurance companies to which the sureties assigned their bonding risk has dramatically decreased. Therefore, our performance bond surety has now been forced to retain a major portion of their risk that was previously assigned to reinsurance companies. Their retention of this risk has caused the surety to require us to issue the standby letters of credit as collateral for our performance bonds. Our collateral requirement will be reviewed periodically and is based upon our overall financial performance. If our financial performance and liquidity improves in the future, our surety may reduce or eliminate the collateral requirements.

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

These letters of credit are secured by cash held in an investment account, which is classified as restricted funds on deposit on the September 30, 2004 balance sheet. The Bank has required us to deposit cash into an investment account to support the issuance of our standby letters of credit issued under our $15.0 million credit facility. Under the credit facility agreement, the first $5.0 million of standby letters of credit issued require us to deposit cash totaling 100% of the value of those standby letters of credit. When the amount of standby letters of credit issued exceeds $5.0 million, we are required to deposit cash totaling 75% of the total outstanding standby letters of credit. On July 16, 2004, we amended the credit facility to require us to deposit cash equal to the greater of $5.0 million or 75% of the first $9.9 million of outstanding standby letters of credit, 25% of the next $4.0 million of outstanding standby letters of credit, and 75% of the balance of outstanding standby letters of credit.

On June 17, 2004, Standard & Poor’s Ratings Service lowered our corporate credit rating to CCC (currently vulnerable and dependent upon favorable business, financial, and economic conditions to meet its financial commitments) from B- (currently has the capacity to meet its financial commitments but adverse business, financial or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitments). The downgrade was prompted by our heightened financial risk due to a low unrestricted cash balance at March 31, 2004, bank covenant violations at December 31, 2003, limited credit facility capacity, increased liquidity constraints, declining backlog, and extremely high debt leverage. The downgrading of our credit rating may result in higher borrowing costs on any future financings.

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

Off-Balance Sheet Arrangements

The nature of our off-balance sheet arrangements at September 30, 2004 includes letters of credit of $12.9 million, performance bonds of $22.6 million, and operating leases of approximately $14.8 million. These items are more fully discussed earlier in this section.

Factors That May Affect Future Operating Results and Financial Condition.

Our future operating results and financial condition depend on a number of factors that we must successfully manage in order to achieve favorable future operating results and improve our financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect our future operating results, financial condition, and the market price of our common stock.

Substantial Leverage and Ability to Service Debt

With our 10 1/2% Senior Notes and new line of credit facility, we are highly leveraged with substantial debt service in addition to operating expenses and planned capital expenditures. Our 10 1/2% Senior Notes permit us to incur additional indebtedness, subject to certain limitations, including additional secured indebtedness under existing credit facilities. Our level of indebtedness will have several important effects on our future operations, including, without limitation, (i) a substantial portion of our cash flow from operations must be dedicated to the payment of interest and principal on our indebtedness, reducing the funds available for operations and for capital expenditures, including acquisitions, (ii) covenants contained in the Senior Notes or the credit facility or other credit facilities will require us to meet certain financial tests, and other restrictions will limit our ability to borrow additional funds or to dispose of assets, and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities, (iii) our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) our leveraged position and the various covenants contained in the Senior Notes and the credit facility may place us at a relative competitive disadvantage as compared to certain of our competitors. Our ability to meet our debt service obligations and to reduce our total indebtedness will depend upon our future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. There can be no assurance that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of our indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures and growth or business strategies. There can be no assurance that any such measures would be sufficient to enable us to service our debt, or that any of these measures could be effected on satisfactory terms, if at all.

Dependence on Construction Industry

We earn virtually all of our revenues in the building construction industry, which is subject to local, regional and national economic cycles. Our revenues and cash flows depend to a significant degree on major construction projects in various industries, including the hotel and casino, sports and entertainment facilities, retail shopping, health care, mining, computer chip manufacturing, public works and other industries, each of which industries may be adversely affected by general or specific economic conditions. If construction activity does not continue to improve in our principal markets, our business, financial condition and results of operations could be adversely affected.

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

Variations in Backlog; Dependence on Large Contracts

Our backlog can be significantly affected by the receipt, or loss, of individual contracts. For example, approximately $75.8 million, representing 51.9% of our backlog at September 30, 2004, is attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more large contracts were terminated or their scope reduced, our backlog could decrease substantially. Our future business and results of operations may be adversely affected if we are unable to replace significant contracts when lost or completed, or if we otherwise fail to maintain a sufficient level of backlog. In addition, if a project representing a significant portion of our backlog is delayed or otherwise postponed, our anticipated revenue from that project may not be realized until later than anticipated.

Fixed Price Contracts

Most of our $145.9 million backlog at September 30, 2004 represented projects being performed on a fixed price basis. In bidding on projects, we estimate our costs, including projected increases in costs of labor, material and services. Despite these estimates, costs and gross profit realized on a fixed price contract may vary from estimated amounts because of unforeseen conditions or changes in job conditions, variations in labor and equipment productivity over the terms of contracts, higher than expected increases in labor or material costs, and other factors. These variations could have a material adverse effect on our business, financial condition and results of operations for any period.

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

Governmental Regulation

Many aspects of our operations are subject to governmental regulations in the United States and in other countries in which we may operate, including regulations relating to occupational health and workplace safety, principally the Occupational Safety and Health Act and regulations thereunder. In addition, we are subject to licensure and hold or have applied for licenses in each of the states in the United States in which we operate and in certain local jurisdictions within such states. Although we believe that we are in material compliance with applicable laws and permitting requirements, there can be no assurance that we will be able to maintain this status. Further, we cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

At September 30, 2004, we did not participate in any derivative financial instruments, or other financial or derivative commodity instruments, and did not hold any investment securities.

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

Exhibit 10.1. Fifth Amendment to Credit and Security Agreement dated October 25, 2004 by and between Schuff International, Inc., other Persons listed therein and Wells Fargo Credit, Inc.

Exhibit 31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the quarter ended September 30, 2004, the Company filed a Current Report on Form 8-K dated September 8, 2004 pursuant to Item 4 to announce that the Company had notified Deloitte & Touche LLP (Deloitte) of its decision to dismiss Deloitte as its independent registered public accounting firm. The Company also announced that McGladrey & Pullen, LLP (McGladrey) had been selected to replace Deloitte as its independent registered public accounting firm, subject to completion of McGladrey’s customary client acceptance procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHUFF INTERNATIONAL, INC.

Date: November 15, 2004	By:	/s/	Michael R. Hill

Michael R. Hill
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)